Form 10QSB
period 1995-06-30
FIRST FINANCIAL CORP /TX/
filed 1995-08-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended June 30, 1995   Commission file number  0-5559

                             FIRST FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)
               Texas                                    74-1502313
  (State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                             No.)

        800 Washington Avenue, Waco, Texas                  76701
       (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code (817)757-2424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         X            No                      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, No Par Value                 173,528
                    (Class)             (Outstanding at August 15, 1995)

                             FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                           June 30, 1995



                               INDEX


Part I Financial Information                      Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of        1
               June 30, 1995

               Consolidated Statements of Income       2
               for the Three-Months and Six Months
               ended June 30, 1995 and 1994

               Consolidated Statements of Cash
               Flow for the Six-Months
               ended June 30, 1995 and 1994            3

               Notes to Consolidated Financial
               Statements                              4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial  5-7
               Condition


Part II Other Information


Item 1.   Legal Proceedings                            7

     Item 4.   Submission of Matters to a Vote
               of Security Holders                     7-8

     Item 6.   Exhibits and Reports on Form
               8-K                                     8


                                    First Financial Corporation
                                    Consolidated Balance Sheet
                                         June 30, 1995
                                          (Unaudited)


         Assets
         ------
Cash and cash equivalents                                                                    $431,316
Restricted cash                                                                               326,774
Marketable investment securities                                                              300,310
Real estate held for investment,at cost                                                       474,074
Mortgage loans                                                                              3,945,524
Investment in and advances to
  affiliated companies                                                                        384,426
Property and equipment                                                                        950,293
Other assets                                                                                2,105,725
                                                                                              ------------
             Total Assets                                                                  $8,918,442
                                                                                              ============
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                                                $585,000
Estimated reserve for losses under servicing
  agreements                                                                                2,327,931
Other liabilities                                                                           1,404,165
                                                                                              ------------
             Total Liabilities                                                              4,317,096
                                                                                              ------------

Minority interest                                                                           1,800,743
                                                                                              ------------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                                             1,000
  Additonal paid-in capital                                                                   518,702
  Retained earnings                                                                         2,334,520
                                                                                              ------------
                                                                                            2,854,222
  Less:Treasury stock - at cost                                                               (35,309)
       Net unrealized loss on marketable
        investment securities                                                                 (18,310)
                                                                                              ------------
             Total Stockholders' Equity                                                     2,800,603
                                                                                              ------------
             Total Liabilities and Stockholders' Equity                                    $8,918,442
                                                                                              ============
See accompanying notes to consolidated financial statements.


                                          First Financial Corporation
                                       Consolidated Statements of Income
                            Three months and Six months ended June 30,1995 and 1994
                                                  (Unaudited)

                                                             Three months ende         Six months ended
                                                                  June 30,                June 30,
                                                          --------------------    -------------------------
                                                           1994        1995        1994        1995

Revenues:
  Loan administration                                    $294,027    $867,314    $521,921  $1,407,198
  Interest income                                         216,654     333,036     442,527     528,976
  Other income                                            213,628     129,754     280,395     279,279
                                                          --------    --------    --------    -----------
     Total Revenues                                       724,309   1,330,104   1,244,843   2,215,453
                                                          --------    --------    --------    -----------

Expenses:
  Salaries and related expenses                           489,739     696,026     886,781   1,285,842
  Interest expense                                         38,779     256,598      79,992     339,164
  Provision for losses under servicing
    agreements                                           (181,000)   (144,000)   (342,000)   (345,000)
  Other operating expenses                                337,107     485,601     627,496     922,217
                                                          --------    --------    --------    -----------
     Total Expenses                                       684,625   1,294,225   1,252,269   2,202,223
                                                          --------    --------    --------    -----------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary items         39,684      35,879      (7,426)     13,230

Federal income taxes                                      (20,136)          0     (58,976)          0
                                                          --------    --------    --------    -----------
     Income before minority interest                       59,820      35,879      51,550      13,230

Minority interest in net loss (income)                     13,298      11,869      19,200      59,829
                                                          --------    --------    --------    -----------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item                    73,118      47,748      70,750      73,059

Equity in earnings (loss) of affiliates                    (3,461)     42,067         194      48,729
                                                          --------    --------    --------    -----------
     Income before extraorinary item                       69,657      89,815      70,944     121,788

Utilization of tax loss carryforward                            0           0           0           0
                                                          --------    --------    --------    -----------
     Net income                                           $69,657     $89,815     $70,944    $121,788
                                                          ========    ========    ========    ===========
Income Per Common Share                                     $0.37       $0.48       $0.38       $0.66
                                                          ========    ========    ========    ===========



See accompanying notes to consolidated financial statements.


                           First Financial Corporation
                     Consolidated Statement of Cash Flows

                                                                                                      (Unaudited)
                                                                                              Six Months Ended Jun
                                                                                              --------------------
                                                                                                1995        1994
                                                                                              --------    --------
Cash flows from operating activities:
   Net income (loss)                                                                         $121,788     $70,944
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                                               102,655      90,010
   Provision for losses under servicing agreements                                           (345,000) (1,227,000)
   Equity in (income) loss of affiliates                                                      (48,729)       (194)
   Realized losses on marketable investment securities                                              0         942
   Net (increase) decrease in other assets                                                   (471,776)   (215,055)
   Net increase (decrease) in other liabilities                                               499,157     (34,550)
   Increase in minority interest                                                              (59,830)    (19,200)
   (Increase) decrease in restricted cash used
     in operating activities - net                                                               (355)       (321)
   Increase in mortgage loans - net                                                                 0           0
   Mortgage loans funded                                                                  (66,165,656)(17,529,721)
   Mortgage loans sold                                                                     50,573,203  16,763,363
   Increase in mortgage loans participations sold                                          15,191,445   1,025,537
   Other                                                                                       (3,866)    848,717
                                                                                              --------    --------
        Net cash provided (used) for operating activities                                    (606,964)   (226,528)
                                                                                              --------    --------

Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                                           0     413,988
   Purchases of marketable investment securities                                              (50,000)          0
   Purchase of property and equipment                                                         (30,014)   (193,831)
   Principal collections on mortgage loans                                                    420,480     623,477
   Amortization of discount on mortgage loans purchased                                       (37,953)    (85,514)
   (Advances to) repayments from affiliates                                                         0           0
                                                                                              --------    --------
        Net cash provided (used) for investing activities                                     302,513     758,120
                                                                                              --------    --------
Cash flows from financing activities:
   Payment on notes payable                                                                    12,366    (737,085)
                                                                                              --------    --------
        Net cash used for financing activities                                                 12,366    (737,085)
                                                                                              --------    --------

Net increase (decrease) in cash and cash equivalents                                         (292,085)   (205,493)
Cash and cash equivalents at beginning of year                                                723,401     561,121
                                                                                              --------    --------
Cash and cash equivalents at end of period                                                   $431,316    $355,628
                                                                                              ========    ========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                             $217,197     $46,552

                                                                                              ========    ========

See accompanying notes to consolidated financial statements.

                 FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1 - Basis of Presentation

The financial information included herein for First Financial Corporation, and all of its wholly owned and majority owned subsidiaries (the "Company") is unaudited; however, such unaudited information reflects all adjustments which are, in management's opinion, necessary for a fair presentation of the financial position, results of operations and statement of cash flows for the interim periods. Minority interest represents ownership of other entities in the net assets and net earnings of Key Group, Ltd. ("Key Group").

The results of operations and changes in cash flow for the six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain reclassification were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are
recovered or settled.   Deferred taxes also are recognized
for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company has approximately $5,400,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.

4 - Contingencies

As more fully discussed in the Annual Report Form 10-KSB for the year ending December 31, 1994, the Company was extinguished as an issurer and servicer of GNMA-MBS Securities on September 15, 1987. GNMA may seek to recover from the Company funds advanced by GNMA to cover collection shortfalls on the GNMA Loan Portfolio and expenses related thereto. Demand has been made on the Company and its subsidiaries by GNMA for $21,129,480, with notice that additional losses were anticipated.

The Company's management and legal counsel is not aware of any facts which would lead them to believe that is probable GNMA will or intends to assert or reassert any claims against the Company. The Company's position is it has no liability to GNMA. Legal counsel has advised the Company that if GNMA does assert or reassert any claims, the Company should in addition to its defense that it has no liability, raise other defenses such as the expiration of the statute of limitations and laches. It is not possible to determine, at this time , the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $121,788 for the six months ended June 30, 1995 compared to net income of $70,944 for the same period in 1994. Loan administration revenues were $1,407,198 for the first six months of 1995 compared to $521,921 for the same period of 1994. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations.

Interest income for the six months ended June 30, 1995 amounted to $528,976 compared to $442,527 for the six months ended June 30, 1994. The increase in interest income is primarily due to the increased volume of new residential mortgage loans originated by and held for sale by the Company. During the six months ended June 30, 1995, originations of new residential mortgage loans ammounted to approximately $66.2 million compared to approximately $17.5 million during the same period in 1994.

Other income for the six months ended June 30, 1995 amounted to $279,279 as compared to $280,395 for the same period in 1994.

Salaries and related expenses increased to $1,285,842 for the six months ended June 30, 1995, compared to $886,781 for the six months ended June 30, 1994. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., a second tier subsidiary of Key Group.

For the six months ended June 30, 1995, interest expense amounted to $339,164 compared to $79,992 for the same period in 1994.

During the six months ended June 30, 1995, the Company's
interest expense on its warehouse credit lines increased to
$312,746 from $34,363 for the same period in 1994.  This
increase is the result of the increased utilization of the
Company's warehouse credit   lines in connection with the
origination of residential mortgage loans, which as previously discussed increased significantly during the period.

During the six months ended June 30, 1995, the provision for losses under servicing agreements was ($345,000) resulting in a balance in the reserve for losses under servicing agreements of $2,327,931 at June 30, 1995. For the six months ended June 30, 1994, the Company had a negative provision for losses under servicing agreements of ($342,000) which resulted in a balance in the reserve for losses under servicing agreements of $3,087,028 at June 30, 1994. The negative provisions are due to the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Other operating expenses for the six months ended June 30, 1995 were $922,217 compared to $627,496 for the same period
1994. This increase is primarily due to the significant increase in new residential mortgage loan originations of First Preference Mortgage Corp.

The minority interest in the net loss of Key Group amounted to $59,829 for the six months ended June 30, 1995. For the six months ended June 30, 1994, the minority interest in the net loss of Key Group amounted to $19,200. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

Financial Condition

At June 30, 1995, the Company's total assets were $8,918,442. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $5,198,509 at June 30, 1995. The Key Group assets at June 30, 1995 consisted primarily of cash and cash equivalents of $98,002 mortgage loans of $3,520,026, property and equipment of $338,085 and prepaid expenses and other assets of $666,082. The minority interest in the net assets of Key Group at June 30, 1995 amounted to $1,800,743.

On consolidated basis, cash and cash equivalents (including restricted cash) were $758,090 at June 30, 1995. Included therein was cash and cash equivalents for Key Group of $98,002 and Apex Lloyds Insurance Company of $585,752. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future.
The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1994, First Preference Mortgage Corp. has a master loan participation with four financial institutions totaling $35,000,000--$5,000,000 expires in September 1995; $5,000,000 expires in October 1995; $15,000,000 expires in November 1995; and $10,000,000 expires in April 1996.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

As previously mentioned, the Company was extinguished as an issurer and servicer of GNMA-MBS Securities on September 15, 1987. GNMA may seek to recover from the Company funds advanced by GNMA to cover collection shortfalls on the GNMA Loan Portfolio and expenses related there to. Demand has been made on the Company and its subsidiaries by GNMA for $21,129,480, with notice that additional losses were anticipated.

The Company's management and legal counsel are not aware of any facts which would lead them to believe that is probable GNMA will or intends to assert or reassert any claims against the Company. The Company's position is it has no liability to GNMA. Legal counsel has advised the Company that if GNMA does assert or reassert any claims, the Company should in addition to its defense that is has no liability, raise other defenses such as the expiration of the statute of limitations and laches. It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.

The Company is involved in other routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will no have a material effect on this financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 30, 1995, pursuant to an information statement dated April 27, 1995, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the board of
Directors:  Henry Dietz, John Carl Hauser, David W. Mann,
Robert A. Mann, Walter J. Rusek, Barrett Smith, and Jackson
K. Walker.

In other matters, the shareholders approved the selection of Pattillo, Brown, & Hll, Certified Public Accountants, as auditors for the fiscal year ended December 31, 1995 and ratified and approved all actions take by the Company's directors and management during the preceding year. No other matters were voted upon.



Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               First Financial Corporation
____________________________________________________________





Date    August 14, 1995           David W. Mann
	                            					David W. Mann
                            						President
                                 	Duly Authorized Officer and
                             					Principal Financial Officer


Date    August 14,1995            Robert L. Harris
	                            					Robert L. Harris
                            						Vice President and Principal
                             					Accounting Officer