Form 10QSB
period 1995-09-30
FIRST FINANCIAL CORP /TX/
filed 1995-11-16
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995     Commission file
number 0-5559

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

Registrant's telephone number, including area code (817) 757-2424


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


               (Class)             (Outstanding at November 15,
1995)



FORM 10-QSB

FIRST FINANCIAL CORPORATION
September 30, 1995



INDEX


Part I Financial Information                      Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of        1
               September 30, 1995

               Consolidated Statements of Income       2
               for the Three-Months and Nine Months
               ended September 30, 1995 and 1994

               Consolidated Statements of Cash
               Flow for the Nine-Months
               ended September 30, 1995 and 1994  3

               Notes to Consolidated Financial         4-5
               Statements

     Item 2.   Management's Discussion and Analysis    5-7
               of Results of Operations and Financial

          Condition



Part II Other Information

     Item 1.   Legal Proceedings                  7

     Item 6.   Exhibits and Reports on Form
               8-K                           8
















                                         First Financial Corporation
                                         Consolidated Balance Sheet
                                              September 30, 1995
                                               (Unaudited)

                      Assets
                      ------
Cash and cash equivalents                                                     $1,034,744
Restricted cash                                                                  326,954
Marketable investment securities                                                 309,125
Real estate held for investment,at cost                                          474,074
Mortgage loans                                                                 3,475,843
Investment in and advances to
  affiliated companies                                                           396,398
Property and equipment                                                           917,271
Other assets                                                                   2,305,333
                                                                             ------------
             Total Assets                                                     $9,239,742
                                                                             ============
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                                   $585,000
Estimated reserve for losses under servicing
  agreements                                                                   2,174,931
Other liabilities                                                              1,815,024
                                                                             ------------
                  Total Liabilities                                            4,574,955
                                                                             ------------

Minority interest                                                              1,800,860
                                                                             ------------
Stockholders' equity:
  Common stock - no par value; authorized
                                 500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
                                treasury shares                                    1,000
Additional                               paid-in capital                         518,702
Retained earnings                                                              2,389,101
                                                                            ------------
                                                                               2,908,803
Less:Treasury stock - at cost                                                    (35,309)
       Net unrealized loss on marketable
investment                               securities                               (9,567)
                                                                            ------------
                                   Total Stockholders' Equity                  2,863,927
                                                                            ------------
Total Liabilities and Stockholders' Equity                                    $9,239,742
                                                                             ============

See accompanying notes to consolidated   financial statements.


                                               -1-



                                            First Financial Corporation
                                         Consolidated Statements of Income
          Three months and Nine months ended September 30,1995 and 1994
                                         (Unaudited)

                                                    Three mont     Nine months ended
                                                         Septe        September 30,
                                                 --------------------------------------
                                              1994       1995        1994           1995
                                         ---------  ---------   ---------    ----------
Revenues:
  Loan administration                     $503,091   $989,204  $1,025,012     $2,396,402
  Interest income                          207,432    482,132     649,959      1,011,108
  Other income                             187,324    175,968     467,719        455,247
                                          --------   --------    --------    -----------
     Total Revenues                        897,847  1,647,304   2,142,690      3,862,757
                                          --------   --------    --------    -----------

Expenses:
  Salaries and related expenses            542,936    778,693   1,429,717      2,064,535
  Interest expense                          91,191    433,441     171,183        772,605
  Provision for losses under servicing
    agreements                            (148,000)  (153,000)   (490,000)      (498,000)
  Other operating expenses                 427,311    545,444   1,054,807      1,467,661
                                          --------   --------    --------    -----------
     Total Expenses                        913,438  1,604,578   2,165,707      3,806,801
                                          --------   --------    --------    -----------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordin  (15,591)    42,726     (23,017)        55,956

Federal income taxes                       (33,934)         0     (92,910)             0
                                          --------   --------    --------    -----------
     Income before minority interest        18,343     42,726      69,893         55,956

Minority interest in net loss (income)      12,404       -117      31,604         59,712
                                          --------   --------    --------    -----------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item     30,747     42,609     101,497        115,668

Equity in earnings (loss) of affiliates    (11,624)    11,972     (11,430)        60,701
                                          --------   --------    --------    -----------
     Income before extraordinary item       19,123     54,581      90,067        176,369

Utilization of tax loss carryforward             0          0           0              0
                                          --------   --------    --------    -----------
     Net income                            $19,123    $54,581     $90,067       $176,369
                                          ========   ========    ========    ===========
Income Per Common Share                      $0.09      $0.29       $0.49          $0.96
                                          ========   ========    ========    ===========



See accompanying notes to consolidated financial statements.




                                         -2-



First Financial Corporation
Consolidated Statement of Cash Flows
                                                                                  (Unaudited)
                                                                          Nine Months Ended Se
                                                                          --------------------
                                                                                    1995                 1994
                                                                                --------             --------
Cash flows from operating activities:
   Net income (loss)                                                            $176,369              $90,067
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                                  147,258              124,819
   Provision for losses under servicing agreements                              (498,000)            (490,000)
   Equity in (income) loss of affiliates                                         (60,701)              11,430
   Realized losses on marketable investment securities                                 0                3,709
   Net (increase) decrease in other assets                                      (668,384)            (314,857)
   Net increase (decrease) in other liabilities                                  910,016               67,903
   Increase in minority interest                                                 (59,713)             (31,604)
   (Increase) decrease in restricted cash used
     in operating activities - net                                                  (535)                (486)
   Increase in mortgage loans - net                                                    0                    0
Mortgage loans funded                                                       (129,554,746)         (34,920,379)
   Mortgage loans sold                                                       119,654,783           33,275,992
   Increase in mortgage loans participations sold                              9,756,926            2,030,093
   Other                                                                          (6,937)             (29,312)
                                                                                --------               --------
        Net cash provided (used) for operating activities                       (203,664)            (182,625)
                                                                                --------               --------

Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                              0              637,375
   Purchases of marketable investment securities                                 (50,000)                   0
   Purchase of property and equipment                                            (41,595)            (256,181)
   Principal collections on mortgage loans                                       650,568              868,480
   Amortization of discount on mortgage loans purchased                          (56,332)            (116,538)
   (Advances to) repayments from affiliates                                            0                    0
                                                                                --------               --------
        Net cash provided (used) for investing activities                        502,641            1,133,136
                                                                                --------               --------
Cash flows from financing activities:
   Payment on notes payable                                                       12,366             (916,007)
                                                                                --------               --------
        Net cash used for financing activities                                    12,366             (916,007)
                                                                                --------               --------

Net increase (decrease) in cash and cash equivalents                             311,343               34,504
Cash and cash equivalents at beginning of year                                   723,401              561,121
                                                                                --------               --------
Cash and cash equivalents at end of period                                    $1,034,744             $595,625
                                                                                ========               =======
Supplemental Disclosure
of Cash Flow Information
   Interest Paid                                                                $700,849             $172,545
                                                                                ========               ========



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

The results of operations and changes in cash flow for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $176,369 for the nine months ended September 30, 1995 compared to net income of $90,067 for the same period in 1994. Loan administration revenues were $2,396,402 for the first nine months of 1995 compared to $1,025,012 for the same period of 1994. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the nine months ended September

30, 1995, originations of new residential mortgage loans amounted to approximately $129.5 million compared to approximately $34.9 million during the same period in 1994.

Interest income for the nine months ended September 30, 1995 amounted to $1,011,108 compared to $649,959 for the nine months ended September 30, 1994. The increase in interest income is primarily due to the increased volume of new residential mortgage loans originated and held for sale by the Company.

Other income for the nine months ended September 30, 1995 amounted to $455,247 as compared to $467,719 for the same period in 1994.

Salaries and related expenses for the three months and nine months ended September 30, 1995 were $778,693 and $2,064,535, respectively compared to $542,936 and $1,429,717 for the same periods in 1994. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference

Mortgage Corp., a second tier subsidiary of Key Group.

For the nine months ended September 30, 1995, interest expense amounted to $772,605 compared to $171,183 for the same period in 1994. This increase is the result of the increased utilization
of the Company's warehouse credit   lines in connection with the
origination of residential mortgage loans, which as previously discussed increased significantly during the period. For the period ended September 30, 1995, the Company's interest expense on credit lines increased to $732,450 from $110,789 for the same period in 1994.

During the nine months ended September 30, 1995, the provision for losses under servicing agreements was ($498,000) resulting in a balance in the reserve for losses under servicing agreements of

$2,174,931 at September 30, 1995.  For the nine months ended
September 30, 1994, the Company had a negative provision for losses under servicing agreements of ($490,000) which resulted in a balance in the reserve for losses under servicing agreements of

$2,945,942 at September 30, 1994. The negative provisions are due to the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

For the three months and nine months ended September 30, 1995, other operating expenses were $545,444 and $1,467,661 compared to $427,311 and $1,054,807 for the same period 1994. This increase is primarily due to the significant increase in new residential mortgage loan originations of First Preference Mortgage Corp.

The minority interest in the net loss of Key Group amounted to $59,712 for the nine months ended September 30, 1995. For the nine months ended September 30, 1994, the minority interest in the net loss of Key Group amounted to $31,604. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income reflect equity in net income of affiliates of $60,701 for the nine months ended September 30, 1995, compared to a equity in net loss of $11,430 for the nine months ended September 30, 1994. The net income of affiliates for the period ended September 30, 1995, is primarily due to gains on real estate sales realized by Vidor, LTD., a limited partnership in which the Company has a 24.99% interest.

Financial Condition

At September 30, 1995, the Company's total assets were $9,239,742. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $5,633,003 at September 30, 1995. The Key Group assets at September 30, 1995 consisted primarily of cash and cash equivalents of $799,359, accounts receivable of $821,685, mortgage loans of $3,062,057, property and equipment of $317,167 and prepaid expenses and other assets of $632,661. The minority interest in the net assets of Key Group at September 30, 1995 amounted to $1,800,860.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,361,698 at September 30, 1995. Included therein was cash and cash equivalents for Key Group of $799,359 and Apex Lloyds Insurance Company of $532,139. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1994, First Preference Mortgage Corp. has a master loan participation with two financial institutions totaling $25,000,000--$15,000,000 expires in December 1995; and
$10,000,000 expires in April 1996.

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


Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended September 30, 1995.
(Remainder of page purposely left blank.)


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
_______________________________________________________________





Date    November 14, 1995

                              David W. Mann
                              President
                              Duly Authorized Officer and
                              Principal Financial Officer


Date    November 14, 1995

                              Robert L. Harris
                              Vice President and Principal
                              Accounting Officer