Form 10KSB
period 1995-12-31
FIRST FINANCIAL CORP /TX/
filed 1996-04-16
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C. 20549
	FORM 10-KSB
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended                  December 31, 1995

Commission file number           0-5559

                    FIRST FINANCIAL CORPORATION
	(Exact Name of Small Business Issuer in Its Charter)

	 Texas 							74-1502313
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporationo r Organization)        Identification Number)

      800 Washington Avenue, Waco, Texas             76701
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code
 (817) 757-2424


Securities registered pursuant to Section 12(b) of the Exchange Act:

                                 Name of Each Exchange on
    Title of Each Class                  Which Registered

                 None                        None


Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, No Par Value
	(Title of Class)

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.      Yes   x       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ x ]

State issuer's revenue for its most recent fiscal year.
$5,149,139

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 1996.

Documents Incorporated by Reference: See Page 2.

	-1-



	DOCUMENTS INCORPORATED BY REFERENCE



      Location in Form 10-KSB       Incorporated Document




Part III, Item  9 -
Directors, Execu-      tive
Officers,
Promoters and
Control Persons;
Compliance with
Section 16(a) of
the Exchange Act


The Information required by
this Item 9, is hereby
incorporated by reference
to the definitive
information statement to be
filed within 120 days after
the end of the last fiscal
year.



Part III, Item 10 -
Executive
compensation



The information required by
this Item 10, is hereby
incorporated by reference
to the definitive
information statement to be
filed within 120 days after
the end of the last fiscal
year.





Part III, Item 11 -
Security ownership
of certain
beneficial owners
and management


The information required by
this Item 11, is hereby
incorporated by reference
to the definitive
information statement to be
filed within 120 days after
the end of the last fiscal
year.





Part III, Item 12 - Certain
relationships
and related
transactions


The information required by
this Item 12, is hereby
incorporated by reference
to the definitive
information statement to be
filed within 120 days after
the end of the last fiscal
year.











Transitional Small Business Disclosure Format (check one)

     Yes           No  X


Total number of pages, including cover pages - 42












	-2-

	PART I


Item 1.  Description of Business

First Financial Corporation ("the Company") was incorporated in the State of Texas in 1964. During the last three years, the primary business of the Company, either directly or through its subsidiaries, has been servicing a portfolio of manufactured home loans, engaging in a limited amount of insurance activities, and providing consulting and data processing services to related companies. The Company also has a significant investment as a limited partner in another financial services business. (See discussion below of Key Group, Ltd.)

As of February 28, 1996, the Company services a portfolio of manufactured home loans aggregating approximately $6.4 million sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties.

In 1987 and 1988, the Company lost its authority to be involved in loan programs guaranteed by the Government National Mortgage Association ("GNMA"), the Veterans Administration ("VA") and the Federal Housing Administration ("FHA") due to its failure to make required pass through payments. As a result, the Company is no longer in a position to actively seek to originate new manufactured home loans, other than loans for the purchase of repossessed manufactured homes previously financed by the Company.

A wholly-owned subsidiary of the Company, First Financial Insurance Agency, Inc., sells hazard insurance policies relating to manufactured home loans serviced by the Company. This activity generates commission income. Substantially all of the income relates to insurance written on manufactured homes financed by the Company.

Apex Lloyds Insurance Company ("Apex Lloyds"), a wholly-owned subsidiary of the Company, is involved in underwriting hazard and credit risks relating to manufactured home loans serviced by the Company. Also, hazard insurance on residential homes not financed by the Company or any related company is written by Apex Lloyds through a fronting and reinsurance agreement with an unrelated third party. The insurance business is a highly regulated business.

On October 17, 1994, the Company sold 100% of the stock of First Financial General Agency, Inc. ("FFGA"), a wholly-owned subsidiary for $195,000, to an unrelated third party. The Company realized a gain of approximately $158,000 on the sale. Prior to the sale of its stock all of the assets and liabilities of FFGA were transferred to the Company, except that in-force insurance business was assigned to Tri-Triangle Agency, Inc., a company in which Robert A. Mann has a significant interest. Earnings for this entity that were included in the financial statements were less than $1,000 for 1994.

	(continued)

	-3-
Item 1.  Description of Business (Continued)

Subsidiaries of the Company compete with other insurance agencies and companies for the sale of manufactured and residential home owners hazard insurance policies. Primary competitive factors in the insurance industry include rates, quality of service and marketing efforts. There are a large number of competitors in the geographic area in which the Company operates.

  The Company owns, as a limited partner, 52.94% of Key Group, LTD., a Texas limited partnership ("Key Group"). The general partners of Key Group are Robert A. Mann, who is Chairman of the Board of the Company, and First Key Holdings, Inc., a Texas corporation owned by the David W. Mann 1990 Trust, of which David W. Mann is the trustee and a beneficiary. David W. Mann, who is the son of Robert A. Mann, is President of the Company. Bluebonnet Investments, Ltd., is the other limited partner of Key Group, and owns 47.05% of the partnership. Robert A. Mann and David W. Mann have direct and indirect interests in Bluebonnet Investments, Ltd.

Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has three wholly-owned subsidiaries: First Preference Mortgage Corp., First Preference Financial Corp. and First Financial Information Services, Inc. First Preference Mortgage Corp. ("FPMC") originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates at locations in Waco, Colleyville, and Tyler, Texas. Each branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective market. Substantially all of the loans originated by FPMC are sold to governmental or private investors. FPMC retains the right to service certain loans it sells to investors for which FPMC is paid a service fee. FPMC funds the loans it originates prior to the sale of such loans to investors. The source of money to fund these loans are arrangements with financial institutions pursuant to which such financial institutions purchase a participation in the loan. The loan participation is repurchased from the financial institutions when the loan is sold to the investor. As of December 31, 1995 and February 28, 1996, FPMC was servicing a portfolio of conventional residential mortgage loans aggregating approximately $20.7 million and $21.4 million, respectively for institutional investors. There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions. Compared to its competitors, FPMC is a small company. The loan products offered by FPMC is similar to loan products offered by its competitors. As a small company, FPMC attempts to provide superior service to attract customers.

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

First Financial Information Services, Inc. ("FFIS") provides data processing services for FPMC, the Company and its subsidiaries. On June 1, 1992, the Company sold 100% of the issued and outstanding common stock of FFIS to First Preference Holdings for a purchase price equal to $6,145, which represented the Company's investment in FFIS.


	(continued)

In September 1993, the Company repurchased a group of loans that it was servicing from the Resolution Trust Corporation in its capacity as receiver of a failed savings and loan association. This purchase involved contracts with an unpaid balance of approximately $1,175,014, and was purchased for a purchase price of approximately $998,762. The Company immediately sold the purchased contracts to FPMC at the same price paid by the Company for such contracts, with the Company continuing to service the contracts for a servicing fee. In connection with this transaction, a related entity made a loan to FPMC to acquire these contracts. (See "Certain Relationships and Related Transactions")

During 1994, FPMC repaid $868,000 of debt to related parties by selling participations in manufactured home contracts at face value to the related parties. FPMC realized a gain on these sales equal to the unamortized discount on these contracts of approximately $119,500. (See "Certain Relationships and Related Transactions")

During 1994, FPMC sold a participation in a pool of manufactured housing installment sales contracts and installment loan agreements in the amount of $388,000 to First Preference Holdings, Inc., its parent, at face value in exchange for a note from First Preference Holdings, Inc.
for $388,000. The company realized a gain related to the unamortized discount on these loans of approximately
$50,000. The participation interest was immediately transferred back to FPMC as a contribution to capital.
During 1995, First Preference Holdings, Inc. paid off the
$318,000 remaining balance on the note it owed FPMC.  (See
Certain Relationships and Related Transactions")

During 1995, FPMC repurchased the participation interest held by a related party in certain manufactured home loans owned by FPMC for approximately $231,000, the unpaid balance of the participations. (See Certain Relationships and Related Transactions")

The Company and its consolidated subsidiaries employed 74 employees as of December 31, 1995, of which all are full-time employees. Fifty of these employees work for First
Preference Mortgage Corp.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.


Item 2.  Properties

The Company owns an office building containing approximately 13,500 square feet of office space at 800 Washington Avenue, Waco, Texas. This office building has served as the Company's principal office since August 1991 and approximately 8,500 square feet of this office building is leased to related companies. The building is in good condition with no known or anticipated material repairs being required.

First Preference Mortgage Corp., a second tier subsidiary of Key Group, LTD., in which the Company is a limited partner, leases approximately 1676 square feet of office space located at 914 Lake Air Drive, Suite G, Waco, Texas for a lease term of 36 months. This lease expires August 1997.


	(continued)

On March 4, 1993 First Preference Mortgage Corp. leased approximately 987 square feet of office space located at 2040 Loop 336 West, Conroe, Texas for a lease term of 10 months. On September 27, 1993, a new lease agreement was executed for approximately 1,248 square feet of office space at the same location for a lease term of 24 months. In March 1995, this office was closed and its operations were consolidated at The Woodlands location described below.

On January 31, 1994, First Preference Mortgage Corp. subleased approximately 87 square feet of office space located at 25232 Grogans Park Drive, The Woodlands, Texas for a lease term of 12 months. On October 31, 1994, First Preference Mortgage Corp. leased approximately 2834 square feet of office space located at 14000 Woodloch Forest Drive, The Woodlands, Texas for a lease term of 38 months. In November, 1994, all operations in The Woodlands were moved to this new location, and the Grogans Park Drive office in The Woodlands was closed. This office was closed January 31, 1996.

On March 1, 1994, First Preference Mortgage Corp. leased approximately 1801 square feet of office space located at 4807 Spicewood Springs Road, Austin, Texas for a lease term of 60 months. On January 31, 1996, this office was closed.

On March 30, 1994, First Preference Mortgage Corp. leased approximately 1649 square feet of office space located at 6409 Colleyville Blvd., Colleyville, Texas for a lease term of 60 months.

On May 16, 1994, First Preference Mortgage Corp. leased approximately 800 square feet of office space located at 102 Old Bowman Road, Round Rock, Texas for a lease term of 12 months. As of October 15, 1995, this office was closed.

In October 1995, First Preference Mortgage Corp. leased approximately 982 square feet of office space located at 1800 Shiloh Road, Suite 101, Tyler, Texas 75703 for a lease term of 36 months commencing November 1, 1995.

On April 30, 1993, Apex Lloyds Insurance Company, a subsidiary of the Company, purchased an office building containing approximately 14,475 square feet of office space at 825 Washington Avenue, Waco, Texas. The building is presently being used to store records and was purchased with the intent that it will be used as the home office of Apex in the future.

The Company does not invest in real estate in the normal course of business and, therefore, no formal real estate investment policies exist. The Company does, however, own a limited amount of real estate and, from time to time, may purchase such either for possible capital gain or for income purposes.

The Company currently owns an office building mentioned above, approximately eighty acres of undeveloped land and a residential lot in McLennan County, Texas, and an interest in a lodge located in Tyler County, Texas. In addition, the Company has invested in a limited partnership whose primary assets are undeveloped real estate holdings in Orange County, Texas.





	(continued)

The Company does not currently invest in real estate mortgages but does invest in manufactured home loans as mentioned previously in Item 1. First Preference Mortgage Corp., however, originates, services and warehouses first lien single family residential mortgages which are then sold to investors. Therefore, these residential mortgages are not considered to be investments of First Preference Mortgage Corp.


Item 3.  Legal Proceedings

The Company is involved in other routine litigation incidental to its business, both as plaintiff and defendant.
Management of the Company, after consulting with legal counsel, feels that liability resulting from this litigation, if any, will not have a material effect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

	PART II


Item 5.  Market for the Registrants' Common Equity and
  Related Security Holder Matters

There is no established public trading market for the Company's no par value common stock. On March 31, 1996, the Company had approximately 472 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal year. Other than restrictions applicable to Texas corporations in general, there are no restrictions that limit the ability to pay dividends on common equity.




Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

The Company had net income of $234,449 for 1995, compared to net income of $102,968 for 1994. In general, the Company's net income is due to the negative provision for losses under manufactured home servicing agreements. The increase in net income in 1995 is primarily due to the Company's share of the net loss of Key Group, decreasing from $190,373 in 1994 to $61,124 in 1995, as discussed below.

The Company's manufactured home servicing portfolio at the end of 1995 was approximately $6.4 million, consisting of $2.9 million for institutional investors and $3.5 million held by second tier subsidiaries of Key Group, LTD. in which the Company is a limited partner, compared to a total manufactured home servicing portfolio of $7.9 million at the end of 1994. The reduction of approximately $1.5 million is attributable to loan foreclosures, loan payoffs and normal loan run off. In addition, at the end of 1995, First Preference Mortgage Corp. services approximately $20.7 million in residential mortgage loans for governmental and private investors compared to $14.6 million at the end of 1994.

Loan administration and production revenue for 1995 were $2,565,437 compared to $1,330,735 in 1994. The increase in loan administration and production revenue during 1995, as compared to 1994, is primarily due to loan origination and service fees from the Company's residential mortgage loan operations. During 1995, First Preference Mortgage Corp.
originated approximately $174 million in new residential mortgage loans compared to approximately $57 million during 1994.

Interest income for 1995 amounted to $1,364,400 compared to $884,430 in 1994. The increase in interest income is primarily due to the increased volume of new residential mortgage loans originated during 1995 as compared to 1994 as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Manufactured home loan originations during 1995 amounted to $95,185 as compared to $118,710 in 1994. The Company only originates new manufactured home loans to finance the resale of its inventory on repossessed mobile homes that were originally financed through the Company.





	(continued)

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations (Continued)

For the year ended December 31, 1995, the Company realized gain on sales of assets of $785,266, compared to realized gains of $563,982 in 1994. The increase is the result of new residential mortgage loans sold by First Preference Mortgage Corp. to governmental or private investors which increased to approximately $165.5 million in 1995 compared to $54.3 million in 1994. On October 14, 1994, the Company sold First Financial General Agency, Inc., a wholly-owned subsidiary for $195,000, realizing a gain of approximately $158,000. Also, First Preference Mortgage Corp. repaid $868,000 of debt to related parties by selling participations in manufactured home loans at face value to the related parties. First Preference Mortgage realized a gain on these sales equal to the unamortized discount on these loans of approximately $119,000. During 1994, First Preference Mortgage Corp. sold $388,000 of manufactured home loans to First Preference Holdings, Inc., its parent at face value in exchange for a note receivable in the principal amount of $388,000. First Preference Mortgage Corp. realized a gain related to the unamortized discount on these loans of approximately $50,000.

Salaries and related expenses for 1995 were $2,873,413 compared to $2,048,350 in 1994. The significant increase in 1995 as compared to 1994 is due to the addition of personnel in connection with operations of the residential mortgage origination and servicing operations of First Preference Mortgage Corp.

Interest expense for the year ended December 31, 1995 amounted to $1,030,130 compared to $255,543 in 1994. This significant increase is due to increased utilization of the Company's warehouse credit lines in connection with the origination of residential mortgage loans which increased by approximately 309% during 1995 as compared to 1994.

During 1995, the negative provision for losses under servicing agreements was $701,000 resulting in a balance in the reserve for losses under servicing agreements at the end of the year of $1,886,283. In 1994 the negative provision for losses under servicing agreements was $682,000, resulting in a balance in the reserve account at year end in 1994 of $2,673,445. The negative provisions are due to the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Operating expenses for 1995 were $1,821,494 compared to $1,463,023 in 1994. This increase is primarily due to the significant increase in new residential mortgage loan originations by First Preference Mortgage Corp. which increased by approximately 309% in 1995 over 1994.

The consolidated statements of income for the year ended
December 31, 1995, reflect equity in net income of affiliates of $55,002 compared to equity in net income of $750 in 1994.

For the year ended December 31, 1995, Key Group had net loss of $115,469 compared to a net loss of $359,627 in 1994. The minority interest in the net income (loss) of Key Group amounted to $(54,345) in 1995 compared to $(169,254) in 1994. The minority interest represents the ownership of other entities in the Key Group net income or net loss.




	(continued)

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations (Continued)

First Financial Corporation's portfolio of manufactured home loans held for investment and serviced for investors is a declining asset due to loan payoffs and normal loan run off. It is estimated that a majority of these manufactured home loans will be liquidated over the next 3 to 4 years. This decline in the manufactured home loans will adversely affect the Company's loan administration revenues, interest income and insurance premiums and commissions.

At December 31, 1995, the Company's total assets were $9,026,817. Included in the Company's total assets are the assets of Key Group which amounted to $5,359,196 at December 31, 1995. The Key Group assets at December 31, 1995 consisted primarily of cash and cash equivalents of $351,699, mortgage loans of $3,269,577, property and equipment of $351,952 and prepaid expenses and other assets of $1,385,892. The minority interest in the net assets of Key Group at December 31, 1995 amounted to $1,806,229.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of cash are to meet operational expenses, meet debt service obligations to its lenders, and make payments due the holders of loans serviced by the Company. In addition, First Preference Mortgage Corp. provides interim funding for originated residential mortgage loans. The Company, under the terms of most of the Company's manufactured home loan servicing agreements, is required to make payments to the holders of the serviced loans even if the borrower does not make the payments due.

On a consolidated basis, cash and cash equivalents (including restricted cash) were $1,082,821 at December 31, 1995. Included therein was cash and cash equivalents for Key Group of $351,699 and Apex Lloyds of $678,817. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future.
The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

The Company's primary sources of cash to meet its operational expenses, meet debt service obligations to its lenders and advance deficiencies in scheduled payments due the holders of manufactured home loans serviced by the Company will be cash on hand, cash generated by liquidation of existing assets, collection of claims on credit insurance and servicing fees.

First Preference Mortgage Corp. has a master loan participation agreement with two financial institutions totaling $25,000,000 of which $10,000,000 expires on April 1996 and $15,000,000 expired in December 1995; however, FPMC has continued to utilize this agreement since December 1995. FPMC is in the process of negotiating a formal renewal of this agreement. Under these agreements, the financial institutions have the option to purchase an undivided interest in the residential mortgage loans originated by First Preference Mortgage Corp. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At December 31, 1995, approximately $12,533,000 in participations were outstanding under these agreements.


	(continued)

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations (Continued)

The Company has no material commitments for capital expenditures at December 31, 1995. As reflected in the attached financial statements, the stockholders' equity of the Company was $2,928,353 at December 31, 1995 and the stockholders' equity was $2,691,563 at December 31, 1994.

Item 7.  Financial Statements





	INDEX TO FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULES


	Page
	 Number


Independent Auditors' Report
 .......................................	 13

Financial Statements

	Consolidated Balance
Sheet....................................	14

	Consolidated Statements of
Income.............................	15

	Consolidated Statements of Stockholders' Equity
(Deficit) ....	16

	Consolidated Statements of Cash
Flow..........................	17

	Notes to Consolidated Financial Statements
 ...................	18 - 31

	PATTILLO, BROWN & HILL, L.L.P.
	CERTIFIED PUBLIC ACCOUNTANTS
	Providing Services Since 1923

RONNIE W. CRAWFORD, CPA, CFP	AMERICAN PLAZA
FRANK L. WILCOX, CPA (DEC'D)
VINCE PALASOTA, CPA	200 WEST HIGHWAY 6, SUITE 300
R.D. PATTILLO, CPA (RET.)
B. STEVEN BOSTICK, CPA	P.O. BOX 20725
RODNEY L. BROWN, CPA (RET.)
HAL M. WHITAKER, CPA	WACO, TEXAS  76702-0725
WALTER H. HILL, JR., CPA (RET.)
NANCY HENRY POTTS, CPA	(817) 772-4901
JAMES C. CURRY, CPA, CGFM	FAX (817) 772-4920
AFFILIATE OFFICES:
JAMES E. KOCH, CPA
BROWNSVILLE OFFICE (210) 544-7778
DALLAS OFFICE (214) 777-6440







	INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
First Financial Corporation

	We have audited the accompanying consolidated balance sheet of First Financial Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years on the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.







April 3, 1996

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEET
	DECEMBER 31, 1995

	ASSETS
Cash and cash equivalents		$   755,691
Restricted cash		327,130
Accounts receivable		684,252
Receivables from related parties		429,453
Marketable investment securities		306,762
Real estate held for investment, at cost		474,074
Mortgage loans held for investment		3,256,810
Mortgage loans held for sale		351,818
Investments in and advances to affiliated companies		391,380
Property and equipment		934,729
Deferred tax benefit		302,752
Cash surrender value of officers' life insurance 		297,909
Other assets		   514,057
		$ 9,026,817
		==========
	LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Notes payable		$      -
   Notes payable to related parties		         371,000
   Estimated reserve for losses under
     servicing agreements		1,886,283
   Estimated reserve for losses under
     insurance policies		271,582
   Accounts payable		1,173,759
   Accrued expenses and other liabilities		          438,572
   Payables to related parties		      62,084
   Interest payable		    88,955		 		  4,292,235

   Minority interest		 1,806,229
Stockholders' equity
   Common stock - no par value; authorized 500,000
     shares; issued 183,750 shares, of which 10,222
     shares are held in treasury shares		1,000
   Additional paid-in capital		518,702
   Retained earnings		 2,447,180
   Unrealized gain (loss) on securities
     net of applicable taxes		(    3,220)
		2,963,662
   Less: Treasury stock - at cost		(   35,309)
		 2,928,353

		$ 9,026,817
		==========





See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF INCOME





	 Years Ended December 31
	   1995           1994
REVENUE
   Loan administration and production	$ 2,565,437	$ 1,330,735
   Interest income	1,364,400	844,430
   Insurance premiums and commissions	78,879	38,834
   Consulting fees	331,675	212,320
   Realized gain (losses) on sale of assets	 785,266	563,982
   Other	    23,482	    27,579
	 5,149,139	 3,017,880

COST AND EXPENSES
   Salaries and related expenses	2,873,413	2,048,350
   Interest expense	1,030,130	255,543
Provision for losses under servicing agreements and other	(701,000)	(682,000)
   Operating expenses
      Insurance claim losses and loss expenses	83,100	88,648
      Professional fees	136,853	131,262
      Depreciation and amortization	200,289	183,945
      Other operating expenses	 1,401,252	 1,059,168
	 5,024,037	 3,084,916

INCOME BEFORE INCOME TAXES, EQUITY IN EARNINGS
 OF AFFILIATES, AND EXTRAORDINARY ITEMS	   125,102	(   67,036)

INCOME TAXES
   Current	-   	-
   Deferred	      -   	      -
	      -   	      -

INCOME BEFORE MINORITY INTEREST	125,102	(   67,036)

MINORITY INTEREST (EARNINGS) LOSS	54,345	169,254

INCOME BEFORE EQUITY IN EARNINGS OF
 AFFILIATES AND EXTRAORDINARY ITEMS	179,447	102,218

EQUITY IN EARNINGS OF AFFILIATES	    55,002	       750

NET INCOME	$   234,449	$   102,968
	==========	==========

INCOME PER COMMON SHARE	$      1.28	$       .57
	==========	==========
















See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	YEARS ENDED DECEMBER 31, 1995 AND 1994






Net

Unrealized

Loss on

Additional                             Marketable
                                               Common
Paid-in     Retained      Treasury   Investment
                                               Stock
Capital     Earnings       Stock     Securities      Total

Balance, December 31, 1993	$    1,000	$   518,702	$ 2,109,763	$(   35,309)
	$      -   	$2,594,156

Unrealized loss on marketable
  investment securities	-   	-   	-   	-   	(    5,561)	(   5,561)

Net income	      -   	      -   	   102,968	      -
	      -   	  102,968

Balance, December 31, 1994	$     1,000	$   518,702	$ 2,212,731	$(   35,309)
	$(    5,561)	$2,691,563

Net income	      -   	      -   	   234,449	      -
	      -   	   234,449

Unrealized loss on marketable
  investment securities	      -   	     -   	      -   	      -
	     2,341	    2,341


Balance, December 31, 1995	$     1,000	$   518,702	$2,447,180 	$(   35,309)
	$(    3,220)	$2,928,353
	==========	==========	==========
	==========	==========	=========































See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF CASH FLOW



	   Years Ended December 31
	    1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)  	$     234,449	$    102,968
   Adjustments to reconcile net income (loss) to
    net cash provided for operating activities
      Realized (gain) losses on sale of assets	(    785,266)	(   394,516)
      Depreciation and amortization	200,080	184,318
      Equity in net (earnings) loss of affiliates	(
55,002)	(       750)
      Provision for losses under servicing agreements and
other	(    701,000)	(   682,000)
      Increase in restricted cash used in operating
activities - net	(        711)	(       650)
      Sale of stock interest in subsidiary	-   	158,455
      (Increase) decrease in accounts receivable	(
378,690)	(    97,245)
      Increase in accounts payable	1,021,948	181,962
      Increase (decrease) in minority interest	(     54,344)	(   169,255)
      Mortgage loans funded	(174,133,861)	(56,280,635)
      Mortgage loans sold	166,021,115	54,146,283
      Mortgage loan participation sold	8,345,385	2,123,077
      Other	(    108,994)	(    43,743)

NET CASH USED BY OPERATING ACTIVITIES	(    394,891)	(   771,731)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable investment securities 	2,996	638,466
   Purchases of marketable investment securities	(
48,000)	-
   Amortization of discount on mortgage loans purchased	(
68,932)	(   140,994)
   Principal received on mortgage loans	858,787	1,272,596
   Purchases of property and equipment	(    116,036)	(   357,226)
   Proceeds from sales of property and equipment	        -   	     17,176

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	     628,815	  1,430,018

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable	35,000	425,000
   Payments on notes payable	(    236,634)	(   921,007)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(
201,634)	(   496,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,290	162,280

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	     723,401	    561,121

CASH AND CASH EQUIVALENTS, END OF YEAR	$     755,691	$    723,401
	============	===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid	$     964,878	$      1,140
	============	===========

   Federal income taxes paid	$        -   	$       -
	============	===========











See accompanying notes to consolidated financial statements.

	-17-
	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 1995



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Description of Business

		First Financial Corporation ("the Company") was incorporated in the State of Texas in 1964. During the last three years, the primary business of the Company, either directly or through its subsidiaries, has been servicing a portfolio of manufactured home loans, engaging in a limited amount of insurance activities, and providing consulting and data processing services to related companies.

	Basis for Financial Presentation

		The Company's financial statements have been prepared in conformity with generally accepted accounting principles. In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates.

	Principles of Consolidation

		The accompanying consolidated financial statements include the financial statements of First Financial
Corporation, and all of its wholly owned and majority owned subsidiaries. Minority interest represents ownership of other entities in the net assets of Key Group, Ltd. (See Note 10). All significant intercompany transactions and balances have been eliminated in the consolidation.

	Cash Equivalents

		For the purposes of the 1995 and 1994 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

	Marketable Investment Securities

		Marketable investment securities classified as available for sale are adjusted to market value at the year-end. The unrealized gain is recorded net of income taxes to stockholder's equity. Realized gains or losses on sale of securities are calculated based on the specific identification method.





	(continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Investment in Affiliated Companies

		Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 1995 are accounted for by the equity method.

	Property and Equipment

		Property and equipment are stated at cost.
Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

	Mortgage Loans

		Mortgage loans are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investment yield requirements calculated on the aggregate loan basis.

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

	Foreclosed Manufactured Homes and Claims Receivable

		Foreclosed manufactured homes and claims receivable, which consists of manufactured homes acquired by foreclosures, is valued at the lower of cost or net realizable value.

	Loan Administration Revenue

		Loan administration revenue represents net fees earned for servicing manufactured home loans owned by institutional investors. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned. Loan production revenue, representing fees earned for originating residential mortgage loans, is also included in loan administration revenue.

	Earnings Per Common Share

		Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding plus stock options for 26,925 shares granted under the Company's 1986 and 1984 stock option plans.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Reclassifications

		Certain reclassifications have been made to prior periods' financial statements in order for them to be better compared to the December 31, 1995 financial statements.


2.	CONTINGENCIES AND THE CURRENT OPERATING ENVIRONMENT

	First Financial Corporation (FFC) participated in the
Government National Mortgage Association (GNMA)
Mortgage-Backed Securities (GNMA-MBS) program for manufactured homes through 1987. Under the GNMA-MBS program, the Company collected monthly principal and interest payments from the mortgagor and remitted the payment to the security holder, after deducting a service fee. The security holder of a GNMA-MBS was guaranteed monthly payment of principal and interest regardless of whether the Company collected the necessary amount from the mortgagor. Therefore, First
Financial Corporation made advances to security holders using its own funds for scheduled principal and interest payments due that were delinquent or in the process of repossession. Substantially all loans were originated with some credit risk protection; however, a portion of the loss remained uninsured and had to be sustained by the Company.

	The declining economies and increased unemployment rates of the Southwest in 1986 and 1987 caused delinquent loans and loans in repossession status to increase significantly. These high levels of delinquent loans and loans in repossession status placed a serious strain on the Company's liquidity.
Beginning in 1986 and on numerous occasions throughout
1987, management met and discussed with and made various proposals to representatives of GNMA in an effort to reduce the losses being sustained by the Company on the loans serviced under the GNMA-MBS
Program.

	None of the proposals were accepted by GNMA.  In
September 1987, the Company advised GNMA that it would not be able to meet the scheduled payments to security holders on September 15, 1987 and made application requesting funds to meet the payments. The advance of funds by GNMA constitutes default under the guaranty agreements between the Company and GNMA. As a result of the default, the Company's rights, title and interests in mortgages pooled under its GNMA-MBS Program were extinguished.

	Subsequent to its extinguishment, the Company entered into an Interim Servicing Agreement with GNMA with respect to the mortgages pooled under the GNMA-MBS
Program. Under the agreement, the Company continued to service the mortgages on behalf of GNMA through March
1, 1988.

	Between September 15, 1987 and March 1, 1988, GNMA made advances of approximately $15,100,000 to the Company in order to meet scheduled payments to security holders.
On September 12, 1988, GNMA made demand on the Company for approximately $21,129,000 in losses incurred by GNMA as a result of the default and GNMA assuming the issuer obligations of the Company. Further, GNMA anticipated that it would incur additional losses in connection with assuming the Company's issuer responsibilities. There has been no reassertion of these claims since that time.

	(continued)

2.	CONTINGENCIES AND THE CURRENT OPERATING ENVIRONMENT
(Continued)

	FFC's management and legal counsel are not aware of any facts which would lead them to believe that it is probable GNMA will or intends to assert or reassert any claims against FFC. The Company's position is it has no liability to GNMA. Legal counsel has advised FFC that if GNMA does assert or reassert any claims, FFC should in addition to its defense it has no liability, raise other defenses such as the expiration of the statute of limitations and laches. It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.


3.	LOAN ADMINISTRATION

	The Company was servicing loans owned by institutional investors aggregating approximately $2,900,000 at
December 31, 1995. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately $3,500,000 at December 31, 1995. Related trust funds of approximately $110,000 at December 31, 1995 on deposit in special bank accounts are not included in the consolidated financial statements.

	The Company's majority owned subsidiary, Key Group,
Ltd., was servicing residential loans held for sale or owned by institutional investors aggregating approximately $20,755,000 at December 31, 1995.
Related trust funds of approximately $208,800 at December 31, 1995 on deposit in special bank accounts are not included in the financial statements.


4.	MARKETABLE INVESTMENT SECURITIES

	Marketable investment securities at December 31, 1995 consists of:

	Market
	 December 31, 1995         	   Cost         Value

Marketable equity securities
- - available-for-sale	$  138,521	$  133,642
Corporate bonds - held-to-maturity	173,120	  174,922

				$  311,641	$  325,661
				=========	=========

	A realized loss of $4,127 was recognized in current year due to sale of marketable equity securities. The unrealized loss relating to securities available-for-sale is $4,879.

	The corporate bonds mature as follows:

		1996			$     -
		1997			   -
		1998			50,000
		1999	 		  -
		2000			 -
		2001 and thereafter		  125,000

5.	INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

	Investment in and advances to affiliated companies consists of a 24.99% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 1995. Summary financial information of Vidor, Ltd. and Whispering Pines, L.L.C. for the year ended December
31, 1995 is as follows:


1995

	     Vidor, Ltd.
		     Assets		$ 1,590,002
		     Liabilities		   105,031

		     Equity		$ 1,484,971
					==========

		     Revenue		$   384,691
		     Expenses		   266,106

		     Net Income		$   118,585
					==========


	     Whispering Pines
		     Assets		$   426,922
		     Liabilities		     4,920

		     Equity		$   422,002
					==========

		     Revenue		$    89,243
		     Expenses		    28,738

		     Net Income		$    60,505
					==========


6.	PROPERTY AND EQUIPMENT

	Property and equipment consist of the following at December 31, 1995:

	Estimated
	 Useful Lives

		Land		$   25,524
	Buildings and improvements	         1,039,575	10 to
40 years
		Equipment, furniture and fixtures	  824,007	 3 to
10 years
				1,889,106
		Less accumulated depreciation	( 954,377)

				$  934,729
				=========

7.	ESTIMATED RESERVE FOR LOSSES UNDER SERVICING AGREEMENTS

	Under the terms of certain of its existing servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, sustained on default of the borrower. During 1987 and 1986, as a result of the declining economies and other matters discussed in Note
2, the Company made substantial loss provisions to raise the estimated reserve for losses under servicing agreements to levels that adequately reflect management's estimate of future losses that may be incurred under the Company's current and prior servicing agreements. Beginning in 1990, the Company changed its reserve estimate for losses under servicing agreements as a result of decreases in the amount of serviced loans outstanding. An analysis of the reserve follows:

	     December 31,
	    1995           1994

		Balance, beginning	$ 2,673,445	$ 3,463,161
		   Current provisions	(  701,000)	 (  682,000)
		   Losses - net	(   86,162)	(  107,716)

		Balance, ending	$ 1,886,283	$ 2,673,445
				==========	==========

	The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.


8.	ACCOUNTS PAYABLE

	Included in accounts payable at December 31, 1995 is $645,360 due to Fleet Mortgage Company. In March 1996, the Company paid $245,360 to Fleet. The remaining
$400,000 was set up as a note payable due in four monthly installments of $100,000 plus 5.17% interest beginning April 20, 1996.


9.	NOTES PAYABLE

	Notes payable at December 31, 1995 and 1994 consists of the following:






	1995	1994
Note payable to a bank,	0	22,634
 which bears interest at
the bank's base rate (9%
at December 31, 1994), secured
by mortgage loans, maturing
September 3, 1996, interest
and principal payable monthly.




	(continued)

9.	NOTES PAYABLE (Continued)

	Notes payable to related parties at December 31, 1995 and 1994 consist of the following:






	1995	1994
Note payable to a company 	-	22,634
owned by related parties, which
bears interest at prime plus 1.5%
(10% at December 31, 1994), secured
by mortgage loans, maturing November
 15, 1996, interest payable monthly.

Note payable to a company owned by a 	125,000	125,000
related party, which bears interest at
 prime plus .75% (9.25% at December 31, 1994), secured by mortgage loans, maturing
November 15, 1996, interest payable monthly.

Note payable to a company owned by a 	36,000	175,000
related party, which bears interest at
prime plus 1% (9.5% at December 31, 1994),
 secured by mortgage loans, maturing
November 15, 1996, interest payable monthly.
	$  371,000	550,000
			=========	=========




	Notes payable mature in each of the next five years as follows:

		1996			$  371,000
		1997               		     -
		1998 		-
		1999			-
		2000			-
		2001 and thereafter		     -

					$  371,000
					=========


10.	LEASES

	The Company leases certain property and equipment under operating leases consisting principally of office equipment and office space. Total rental expense was $202,953 and $118,192 in 1995 and 1994 respectively.

	The future minimum lease payments for the next five years are as follows:

		1996			$  160,930
		1997			132,142
		1998			62,566
		1999	 		31,525
		2000			9,499
		2001 and thereafter		     -

11.	RELATED PARTY TRANSACTIONS

	As described below, the Company is involved in a number of other transactions with companies owned or managed by related parties.

	The Company was indebted to certain related entities for $371,000 at December 31, 1995, and recorded interest expense of $53,591 for the year then ended.

	On September 30, 1991, the Company executed a Limited
Partnership Agreement (the "Agreement") to form a limited partnership with the name "Key Group, Ltd." A certificate of Limited Partnership for Key Group, Ltd.
("Key Group") was filed with and approved by the Secretary of State of Texas on October 2, 1991. The limited partners in Key Group are the Company and Bluebonnet Investments, Ltd. ("Bluebonnet"). The general partners are Robert A. Mann and First Key
Holdings, Inc.

	Pursuant to the Agreement, on September 30, 1991, the Company, as a limited partner in Key Group, contributed to Key Group certain mobile home notes payable to and held by the Company having an aggregate unpaid balance of approximately $1,750,000, plus an amount of cash on hand equal to the difference between $2,249,780 and the unpaid balance of such notes as of the date transferred to Key Group. In exchange for its contribution, the Company received 52,936 partnership units ("Units") out of a total of 100,000 Units representing approximately
52.94% of Key Group.

	During 1992, First Preference Financial Corp. sold a 26.63848% undivided interest in its mortgage loans held for investment for a total purchase price of $425,000 to a limited partnership owned by related parties. The purchase price represents the principal portion of the loans sold. The company continues to receive the payments from the servicer on the mortgage loans and remits the principal and interest at prime plus 1% to the limited partnership on a monthly basis.

	No gain or loss was realized on the sale. To the extent interest collected differs from the guaranteed rate of prime plus 1%, the Company realizes a gain or loss in the period of collection.

	Bluebonnet, a Texas limited partnership in which Robert
A. Mann and David W. Mann have direct and indirect interest (as described below), contributed cash or cash equivalents equal to $1,999,795 in exchange for 47,054
Units representing approximately 47.05% of Key Group.

	Robert A. Mann, individually, and First Key Holdings,
Inc., a Texas corporation which is owned by the David
W. Mann 1990 Trust, of which David W. Mann is the trustee and a beneficiary, each contributed $212.50 for 5 Units each in Key Group.

	Key Group executed a Servicing Agreement with the Company pursuant to which the Company will continue to service the notes the Company contributed to Key Group.





	(continued)

11.	RELATED PARTY TRANSACTIONS  (Continued)

	Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First
Preference Holdings"). First Preference Holdings owns three wholly-owned subsidiaries: First Preference
Mortgage Corp., First Preference Financial Corp. and
First Financial Information Services, Inc.  First
Preference Mortgage Corp. originates and services residential mortgage loans and is an approved
Seller/Servicer for Federal National Mortgage
Association ("FNMA"), Federal Home Loan Mortgage
Corporation ("Freddie Mac"), Veterans Administration
("VA") and Federal Housing Administration ("FHA").

  	First Preference Financial Corp. was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. At the present time, First Preference Financial Corp. has not obtained any government licenses to originate and service consumer loans. First Financial Information Services, Inc.
provides data processing services for the Company and its subsidiaries. On June 1, 1992, the Company sold
100% of the issued and outstanding common stock of First Financial Information Services to First
Preference Holdings for a purchase price equal to its investment in First Financial Information Services,
Inc.

	Bluebonnet is directly and indirectly controlled and owned by members of the Mann family. Robert A. Mann is a general and limited partner of Bluebonnet in his individual capacity. Robert A. Mann, David W. Mann and Robert A. Mann's other two children (David W. Mann's siblings) have direct or indirect interests in limited partnerships which are limited partners of Bluebonnet.
David W. Mann is trustee and beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and is president and sole director of such corporate general partner.

	The Company also borrowed an additional $35,000 and $425,000 from related parties for working capital purposes during 1995 and 1994, respectively.




During 1995, the Company purchased manufactured home loans from a related party for approximately $231,000, the face value of those notes.


12.	INCOME TAXES

	The provision for income taxes consists of the
following components at December 31, 1995 and 1994:
	   1995          1994
Income tax computed at corporate
  Federal rate	$   79,713	$(  22,792)
Earnings (loss) of affiliates	(  27,138)	   57,801
Nondeductible reduction in reserve
  for losses	( 238,340)	( 231,880)
Nondeductible expenses	3,337	(   1,940)
Change in deferred tax asset	  182,428	  198,811

				$     -   	$     -



		=========	=========







	(continued)

	-26-
12.	INCOME TAXES (Continued)

	The deferred tax benefit in the accompanying balance sheet at December 31, 1995 includes the following components:

		Deferred tax benefit attributable to net
		  operating loss carryforwards		$ 2,018,700

		Deferred tax benefit attributable to
		  reserve for losses under servicing
		  agreements		641,336

		Deferred tax benefit applicable to unrealized
		  loss on marketable equity securities		1,659

		Deferred tax asset valuation allowance
	(2,358,943)

		Net deferred tax asset		$
302,752

	=========




	The valuation allowance decreased by approximately
$84,000 due primarily to change in the amount deferred relating to reserve for losses under servicing.

	A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

	At December 31, 1995, for Federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $5,900,000 substantially all of which expire in 2002, 2003 and 2006, consolidated unused contribution carryforwards of approximately $27,485 expiring from 1995 - 1998.


13.	COMMITMENTS AND CONTINGENCIES

	Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $6,400,000 and $7,900,000 at December
31, 1995 and 1994, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $27,130 and are included in restricted cash at December 31, 1995.





	(continued)

	-27-


13.	COMMITMENTS AND CONTINGENCIES (Continued)

	The Company is involved in various other claims and legal actions arising in the ordinary course of business. Historically, the ultimate disposition of these matters has not had a material adverse effect on the company's financial condition. It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty. Certain accruals for loss contingencies have been recorded in the financial statements of the Company.


14.	STOCK OPTION PLANS

	Under the Company's 1986 and 1984 stock option plans, 100,000 shares of common stock were reserved for issuance upon exercise of options granted to officers and key employees. As of December 31, 1994, 26,925 options had been granted; however, none had been exercised. These plans expired during 1994.




15.	SALE OF STOCK INTEREST IN SUBSIDIARY

	On October 17, 1994, the Company sold 100% of the stock of First Financial General Agency, Inc. ("FFGA"), a wholly-owned subsidiary for $195,000. The Company realized a gain of approximately $158,000 on the sale.
Prior to the sale of its stock all of the assets and liabilities of FFGA were transferred to the Company, except that in-force insurance business was assigned to Tri-Triangle Agency, Inc., a company in which Robert A.
Mann has a significant interest. Earnings for this entity that were included in the financial statements were less than $1,000 for 1994.


16.	SEGMENT REPORTING (UNAUDITED)

	The Company operates principally in two segments, mortgage banking and commission sales and underwriting of hazard insurance for manufactured housing primarily in the Central and Southeast region of Texas. Other segments include underwriting credit insurance, and land development through the Company's affiliated company.

	Information concerning the Company's operations in different segments follows:

Corporate
Mortgage    Insurance      and
 Banking       Sales       Other    Consolidated

	For the Year Ended
	December 31, 1995

Revenue			$4,701,068	$  115,976	$  332,095	$5,149,139
Operating profit	  166,823	 96,351	( 144,867)	118,307
Identifiable assets	7,487,710	1,338,237	  199,211	 9,025,158
Depreciation	177,235	16,562	 6,492	200,289
Capital expenditures	3,067	6,217	 -   	9,284

	(continued)

	-28-
16.	SEGMENT REPORTING (UNAUDITED) (Continued)

	For the Year Ended
	December 31, 1994

Revenue			$2,756,808	$ 73,174	$ 187,898	$3,017,880
Operating profit	(  47,202)	34,066	(  53,900)	(  67,036)
Identifiable assets	7,281,832	1,352,683	68,708	8,703,223
Depreciation	163,360	15,192	5,393	183,945
Capital expenditures	340,313	16,913	-   	357,226


17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	Cash and Cash Equivalents

		The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

	Accounts Receivable and Payable

		The fair value of accounts receivable and accounts payable approximates the carrying value because of the short time until realization of those balances.

	Long-term Debt

		Because all notes payable have a maturity of one year or less, the fair value of these instruments does not significantly differ from the carrying value.

	Mortgage Loans Held for Sale

		Mortgage loans held for sale are net of any participations sold to investors. The fair value of mortgage loans held for sale is based upon the estimated price the investor is willing to pay.
The value of these loans are:

	Carrying Value     Market Value

		Mortgage Loans Held for Sale	$351,818	$357,012

	Mortgage Loans Held for Investment

		Mortgage loans held for investment are net of any participations sold and any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

		Carrying Value     Market Value

Mortgage Loans Held for Investment	$3,256,810	$3,386,841





	-29-

	PART II
	(Continued)



Item 8.  Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosures


     Not Applicable















































	-30-

	PART III


Item 9.  Directors and Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

The information required by this Item 9, is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

Item 10.  Executive Compensation

The information required by this Item 10, is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 11, is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item 12, is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.






























	-31-
	PART III
	(Continued)


Item 13.  Exhibits and Reports on Form 8-K.	Page
	 Number

(a)	Exhibits included herein:

		10 - Fifth Renewal, Extension and Modification 	34
- - 37
			  agreement dated May 25, 1995, between First
			  Preference Mortgage Corp. and Pacific
			  Southwest Bank, F.S.B.

10 - Sixth Modification Agreement dated January 1,	38 - 40
			  1996, between First Preference Mortgage Corp. and Pacific Southwest Bank, F.S.B.


		21 - Subsidiaries of the Registrant


	Exhibits hereby incorporated by reference:

		 3 - Articles of Incorporation filed with Form 10-
K
			  year ended December 31, 1987, on page 35.

		 3 - Bylaws of Registrant filed with Form 10-K year
			  ended December 31, 1991, and pages 38 to 64.

		10 - Limited Partnership Agreement with Key Group,
			  Ltd. dated September 30, 1991, filed with
Form
			  8-K dated September 30, 1991, on pages 5 -
29.

		10 - Servicing Agreement dated September 30, 1991,
			  with Key Group, Ltd. filed with Form 8-K dated September 30, 1991, on pages 30 - 49.

		10 - Loan Sale Agreement dated September 3, 1993, with
			  the Resolution Trust Corporation filed with Form 10-KSB year ended December 31, 1993, on pages 34 - 59.

		10 - Second Renewal, Extension and Modification
			  Agreement dated May 31, 1994, between
			  First Preference Mortgage Corp. and Pacific
			  Southwest Bank, F.S.B. filed with Form 10-KSB for year ended December 31, 1994, on pages
			  38 - 41.






	(continued)

	-32-

Item 13.  Exhibits and Reports on Form 8-K. (Continued)
Page
 Number

		10 - Third Renewal, Extension and Modification
			  Agreement dated September 30, 1994, between
			  First Preference Mortgage Corp. and Pacific
			  Southwest Bank, F.S.B. filed with Form 10-KSB for year ended December 31, 1994, on pages
			  42 - 44.

		10 - Fourth Renewal, Extension and Modification
			  Agreement dated November 17, 1994, between
			  First Preference Mortgage Corp. and Pacific
			  Southwest Bank, F.S.B. filed with Form 10-KSB for year ended December 31, 1994, on pages
			  45 - 47.

		10 - Loan Purchase Agreement dated September 30,
1994,
			  between First Preference Mortgage Corp. and
			  Bank Texas, N.A. Filed with Form 10-KSB for the year ended December 31, 1994, on pages 48 - 63.

		10 - Mortgage Loan Master Repurchase Agreement dated
			  October 17, 1994 between First Preference
			  Mortgage Corp. and Lomas Mortgage USA, Inc.
			  filed with Form 10-KSB for the year ended
			  December 31, 1994, on pages 64 - 93.

		10 - Agreement dated December 12, 1994 between
First
			  Preference Mortgage Corp. and Provident Bank filed with Form 10-KSB for the year ended December 31, 1994, on pages 94 - 115.


(b)	Report on Form 8-K
		No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.



















	-33-
	FIFTH RENEWAL, EXTENSION AND MODIFICATION AGREEMENT

	This Fifth Renewal, Extension and Modification
Agreement (the "Agreement") is made and entered into as of the 25th day of May, 1995, by and between FIRST PREFERENCE
MORTGAGE CORPORATION ("Seller") and PACIFIC SOUTHWEST BANK,
("Buyer" and "Custodian") for mutual consideration herein evidenced.

	INTRODUCTORY PROVISIONS

	The following form the basis of and are part of this
Agreement:

	A.	On or about April 19, 1993, Seller, Buyer and
Custodian entered into that certain Master Loan
Participation and Custodian Agreement (the "Participation
Agreement").

	B.	On or about November 1, 1993, Seller, Buyer and
Custodian entered into that certain Renewal, Extension and Modification Agreement (the "First Modification").

	C.	On or about May 31, 1994, Seller, Buyer and
Custodian entered into that certain Second Renewal, Extension and Modification Agreement (the "Second
Modification").

	D.	On or about September 30, 1994, Seller, Buyer and
Custodian entered into that certain Third Renewal, Extension and Modification Agreement (the "Third Modification").

	E.	On or about November 17, 1994, Seller, Buyer and
Custodian entered into that certain Fourth Renewal, Extension and Modification Agreement (the "Fourth
Modification") to modify the Master Loan Participation and Custodian Agreement. (The Master Loan Participation and Custodian Agreement as modified by the First Modification, Second Modification and Third Modification, and any other modifications, shall be hereinafter collectively referred to as the "Participation Agreement".)

	F.	The Participation Agreement terminates by its
terms on April 30, 1995.

	G.	Seller, Buyer and Custodian desire to renew,
extend and modify the Participation Agreement on the terms and conditions herein set forth.

	H.	All capitalized terms used in this Agreement and
not otherwise defined herein shall have the meanings ascribed to them in the Participation Agreement.

	NOW, THEREFORE, for and in consideration of TEN AND
NO/100 DOLLARS ($10.00), the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller, Buyer and Custodian hereby covenant and agree as follows:

	1.	Termination Date.  The Termination Date of the
Participation Agreement is hereby modified from April 30, 1995, as modified in the first paragraph of the Third Modification and as modified in the first paragraph of the Fourth Modification, as stated therein, to April 30, 1996.
All references to the Termination Date in the Participation Agreement, in any Participation Certificate or in any other document relating thereto shall hereafter be deemed to mean the Termination Date as hereby modified.

	2.	Purchase Price.  The first two sentences of
Section 1.03. of the Participation Agreement, as modified in the second paragraph of the Second Modification dated May 31, 1994 and as modified in the second paragraph of the Third Modification dated September 30, 1994 are deleted in their entirety and the following is substituted therefor:

		The Purchase Price for each Interest with respect to any Loan the security for which is a condominium or townhouse shall be equal to the lesser of (i) ninety-nine percent (99%) of the principal balance of the Loan, or (ii) the Commitment Amount. The Purchase Price for each
Interest with respect to any other Loans shall be equal to the lesser of: (i) ninety-nine percent
(99%) of the principal balance of the Loan, or
(ii) the Commitment Amount.

	3.	Maximum Total Purchase Price.  The maximum amount
of total Purchase Price from time to time outstanding, as described in Section 1.05. of the Participation Agreement, and as modified in the third paragraph of the First
Modification dated November 1, 1993 is hereby increased from $6,000,000.00 to $10,000,000.00. The maximum amount of total Purchase Price from time to time outstanding with respect to Loans the security for which is a condominium or townhouse, as described in Section 1.05 of the Participation Agreement and as modified in the fourth paragraph of the Second Modification dated May 31, 1994, is hereby increased from $600,000.00 to $1,000,000.00.

	4.	No Other Changes.  Except as expressly renewed,
extended and modified hereby, all terms and provisions of the Participation Agreement shall be and shall remain unchanged and the Participation Agreement is hereby ratified and confirmed and shall be and shall remain in full force and effect, enforceable in accordance with its terms, as hereby modified.

	5.	No Defaults.  Seller covenants and warrants that
there is no default under the Participation Agreement, nor does any exist under the Participation Agreement, as herein modified, which, with the passage of time, the giving of notice, or both, would constitute a default thereunder and that there are no defenses, counterclaims or offsets with respect to the Participation Agreement, as herein amended.

	6.	Confirmation of Representations and Warranties.
Seller hereby reaffirms all of the representations and warranties made to Buyer at the time the Participation
Agreement was entered into and declare the same to be true as of such date and as of the date hereof.

	7.	Payment of Costs.  Seller hereby agrees to pay to
Buyer, in accordance with the terms of the Participation
Agreement, all expenses incurred by Buyer in connection with this Agreement, including, without limitation, Buyer's reasonable attorneys' fees incurred in connection with the preparation of this Agreement.

	8.	Binding Effect.  This Agreement shall be binding
upon, and shall inure to the benefit of, the parties' respective representatives, successors and assigns.

	9.	Applicable Law.  Buyer's, Seller's and Custodian's
obligations hereunder are performable in Dallas County, Texas, and the laws of the State of Texas and of the United
States of America shall govern the rights and duties of the parties hereto and the validity, construction, enforcement and interpretation hereof.

	10.	Counterparts.  This Agreement may be executed
concurrently in one or more counterparts by the parties, which counterparts together when executed by all the parties shall for all purposes be the original, but all of which together shall constitute one and the same agreement.

					SELLER:

				First Preference Mortgage Corporation,
					a Texas corporation

					By:	David W. Mann 6-20-95
					Name:  David W. Mann,
					Title:  President

					BUYER:

					PACIFIC SOUTHWEST BANK,
					a federal savings association

					By:	Fred H. Stephens
					Name:  Fred H. Stephens
					Title:  Vice President

					CUSTODIAN:

					PACIFIC SOUTHWEST BANK,
					a federal savings association

					By:	Fred H. Stephens
					Name:  Fred H. Stephens
					Title:  Vice President


h:\users\rmach\ffc\psw5part.doc
	SIXTH MODIFICATION AGREEMENT


	This Sixth Modification Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996, by and between FIRST PREFERENCE MORTGAGE CORPORATION ("Seller") and PACIFIC SOUTHWEST BANK, ("Buyer" and "Custodian") for mutual consideration herein evidenced.


	INTRODUCTORY PROVISIONS

	The following form the basis of and are part of this
Agreement:

	A.	On or about April 19, 1993, Seller, Buyer and
Custodian entered into that certain Master Loan
Participation and Custodian Agreement (the "Participation
Agreement").

	B.	On or about November 1, 1993, Seller, Buyer and
Custodian entered into that certain Renewal, Extension and Modification Agreement (the "First Modification").

	C.	On or about May 31, 1994, Seller, Buyer and
Custodian entered into that certain Second Renewal, Extension and Modification Agreement (the "Second
Modification").

	D.	On or about September 30, 1994, Seller, Buyer and
Custodian entered into that certain Third Renewal, Extension and Modification Agreement (the "Third Modification").

	E.	On or about November 17, 1994, Seller, Buyer and
Custodian entered into that certain Fourth Renewal, Extension and Modification Agreement (the "Fourth
Modification")

	F.	On or about May 25, 1995, Seller, Buyer and
Custodian entered into that certain Fifth Renewal, Extension and Modification Agreement (the "Fifth Modification") to further modify the Master Loan Participation and Custodian Agreement. (The Master Loan Participation and Custodian Agreement as modified by the First Modification, Second Modification, Third Modification, Fourth Modification and the Fifth Modification and any other modifications, shall be hereinafter collectively referred to as the "Participation Agreement".)

	G.	The Participation Agreement terminates by its
terms on April 30, 1996.

	H.	Seller, Buyer and Custodian desire to modify the
Participation Agreement on the terms and conditions herein set forth.

	I.	All capitalized terms used in this Agreement and
not otherwise defined herein shall have the meanings ascribed to them in the Participation Agreement.

	NOW, THEREFORE, for and in consideration of TEN AND
NO/100 DOLLARS ($10.00), the mutual covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller, Buyer and Custodian hereby covenant and agree as follows:

	1.	Payment Terms.  The first sentence of Section
1.04(a) of the Participation Agreement (as modified in Paragraph 3 of the Second Modification dated May 31, 1994, and as modified in Paragraph 3 of the Third Modification dated September 30, 1994) are hereby deleted in their entirety and the following is substituted therefor:

		Beginning January 1, 1996, the Yield shall accrue
to Buyer on the Purchase Price 	at a varying rate of
interest per annum based on a 360-day year equal to the
lesser of (i) one-	quarter of one percent (.25%) above the
Prime Rate, and (ii) the Highest Lawful Rate.

	2.	No Other Changes.  Except as expressly renewed,
extended and modified hereby, all terms and provisions of the Participation Agreement shall be and shall remain unchanged and the Participation Agreement is hereby ratified and confirmed and shall be and shall remain in full force and effect, enforceable in accordance with its terms, as hereby modified.

	3.	No Defaults.  Seller covenants and warrants that
there is no default under the Participation Agreement, nor does any exist under the Participation Agreement, as herein modified, which, with the passage of time, the giving of notice, or both, would constitute a default thereunder and that there are no defenses, counterclaims or offsets with respect to the Participation Agreement, as herein amended.

	4.	Confirmation of Representations and Warranties.
Seller hereby reaffirms all of the representations and warranties made to Buyer at the time the Participation
Agreement was entered into and declare the same to be true as of such date and as of the date hereof.

	5.	Payment of Costs.  Seller hereby agrees to pay to
Buyer, in accordance with the terms of the Participation
Agreement, all expenses incurred by Buyer in connection with this Agreement, including, without limitation, Buyer's reasonable attorneys' fees incurred in connection with the preparation of this Agreement.

	6.	Binding Effect.  This Agreement shall be binding
upon, and shall inure to the benefit of, the parties' respective representatives, successors and assigns.

	7.	Applicable Law.  Buyer's, Seller's and Custodian's
obligations hereunder are performable in Dallas County, Texas, and the laws of the State of Texas and of the United
States of America shall govern the rights and duties of the parties hereto and the validity, construction, enforcement and interpretation hereof.

	8.	Counterparts.  This Agreement may be executed
concurrently in one or more counterparts by the parties, which counterparts together when executed by all the parties shall for all purposes be the original, but all of which together shall constitute one and the same agreement.

					SELLER:

					First Preference Mortgage
Corporation,
					a Texas corporation

					By:	David W. Mann
					Name:David W. Mann,
					Title:President

					BUYER:

					PACIFIC SOUTHWEST BANK,
					a federal savings association

					By:	Fred H. Stephens
					Name:  Fred H. Stephens
					Title:  Senior Vice President

					CUSTODIAN:

					PACIFIC SOUTHWEST BANK,
					a federal savings association

					By:	Fred H. Stephens
					Name:  Fred H. Stephens
					Title:  Senior Vice President


h:\users\rmach\ffc\psw6part.doc
	EXHIBIT 22 - SUBSIDIARIES OF THE REGISTRANT


	Exhibit 22

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	SUBSIDIARIES OF THE REGISTRANT





Name Under Which Subsidiar  State of Incorporation 	 %
 Does Business              or Organization  of Ownership


First Financial Insurance Agency, Inc.	Arkansas	100.0%
First Financial Credit Corporation	Delaware	100.0%
PreOwned Homes, Inc.	Delaware	100.0%
Mobile Home Conveyors and Liquidators, Inc.	Delaware	100.0%
First Advisory Services, Inc.	Delaware	100.0%
Shelter Resources, Inc.	Delaware	100.0%
Apex Lloyds Insurance Company	Texas	100.0%
Texas Apex, Inc.	Texas	100.0%
Key Group, Ltd.	Texas	52.9%



The following are 100% owned Subsidiaries of Key Group,
Ltd.:

First Preference Holdings, Inc.	Texas
First Preference Mortgage Corp.	Texas
First Preference Financial Corp.	Texas
First Financial Information Services, Inc.	Delaware























	-41-

	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial
Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


	FIRST FINANCIAL CORPORATION



 /s/ David W. Mann                             /s/ Robert
L. Harris
By:  David W. Mann	By:  Robert L.
Harris
     President and Principal	     Vice President
and Principal
     Financial Officer	     Accounting
Officer


Date:         April 12, 1996         	Date:         April
12, 1996

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  /s/ Robert A. Mann                 	Date:         April
12, 1996
  Robert A. Mann, Director and
     Chairman of the Board


  /s/ David W. Mann                  	Date:         April
12, 1996
  David W. Mann, Director and
           President


  /s/ Henry Dietz                    	Date:         April
12, 1996
  Henry Dietz, Director


  /s/ Walter J. Rusek                	Date:         April
12, 1996
  Walter J. Rusek, Director


  /s/ Jackson K. Walker, M.D.        	Date:         April
12, 1996
  Jackson K. Walker, M.D., Director


  /s/ Barrett Smith                  	Date:         April
12, 1996
  Barrett Smith, Director


  /s/ Jack Hauser                    	Date:         April
12, 1996
  Jack Hauser, Director