Form 10KSB/A
period 1995-12-31
FIRST FINANCIAL CORP /TX/
filed 1996-05-14
CIK 36315

*****NOTICE*****

THIS ADMENDMENT IS VOLUNTARILY BEING SUBMITTED FOR COSMETIC PURPOSES.
THE INFORMATION CONTAINED BY THIS AMENDMENT IS EXACTLY THE SAME AS IN THE ORIGINAL FILING.



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
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)        Identification Number)

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

     -1-



     DOCUMENTS INCORPORATED BY REFERENCE



      Location in Form 10-KSB

      Incorporated Document




Part III, Item  9 -
Directors, Executive
Officers,
Promoters and
Control Persons;
Compliance with
Section 16(a) of
the Exchange Act


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

Item 7.  Financial Statements





     INDEX TO FINANCIAL STATEMENTS
     AND FINANCIAL STATEMENT SCHEDULES


     Page
      Number


Independent Auditors' Report.........................  13

Financial Statements
     Consolidated Balance Sheet......................   14

     Consolidated Statements of
     Income.. .......................................   15

     Consolidated Statements of Stockholders'
     Equity (Deficit) ...............................   16

     Consolidated Statements of Cash
     Flow............................................   17

     Notes to Consolidated Financial Statements......  18-31

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

                                     -14-
           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME




                                           Years Ended December 31
                                             1995           1994
REVENUE
   Loan administration and production     $ 2,565,437   $ 1,330,735
   Interest income                          1,364,400       844,430
   Insurance premiums and commissions          78,879        38,834
   Consulting fees                            331,675       212,320
   Realized gain (losses) on sale of assets   785,266       563,982
   Other                                       23,482        27,579
                                            5,149,139     3,017,880

COST AND EXPENSES
   Salaries and related expenses            2,873,413     2,048,350
   Interest expense                         1,030,130       255,543
   Provision for losses under servicing
   agreements and other                    (  701,000)   (  682,000)
   Operating expenses
      Insurance claim losses and loss expenses 83,100        88,648
      Professional fees                       136,853       131,262
      Depreciation and amortization           200,289       183,945
      Other operating expenses              1,401,252     1,059,168
                                            5,024,037     3,084,916

INCOME BEFORE INCOME TAXES, EQUITY IN EARNINGS
 OF AFFILIATES, AND EXTRAORDINARY ITEMS       125,102    (   67,036)

INCOME TAXES
   Current                                       -             -
   Deferred                                      -             -
                                                 -             -

INCOME BEFORE MINORITY INTEREST               125,102    (   67,036)

MINORITY INTEREST (EARNINGS) LOSS              54,345       169,254

INCOME BEFORE EQUITY IN EARNINGS OF
 AFFILIATES AND EXTRAORDINARY ITEMS           179,447       102,218

EQUITY IN EARNINGS OF AFFILIATES               55,002           750

NET INCOME                                $   234,449   $   102,968
                                           ==========    ==========

INCOME PER COMMON SHARE                    $     1.28    $      .57
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

           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOW



                                                    Years Ended December 31
                                                     1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                            $     234,449   $    102,968
   Adjustments to reconcile net income (loss) to
    net cash provided for operating activities
      Realized (gain) losses on sale of assets   (    785,266)   (   394,516)
      Depreciation and amortization                   200,080        184,318
      Equity in net (earnings) loss of affiliates(     55,002)   (       750)
      Provision for losses under servicing
      agreements and other                       (    701,000)   (   682,000)
      Increase in restricted cash used in
      operating activities - net                 (        711)   (       650)
      Sale of stock interest in subsidiary               -           158,455
      (Increase) decrease in accounts receivable (    378,690)   (    97,245)
      Increase in accounts payable                  1,021,948        181,962
      Increase (decrease) in minority interest   (     54,344)   (   169,255)
      Mortgage loans funded                      (174,133,861)   (56,280,635)
      Mortgage loans sold                         166,021,115     54,146,283
      Mortgage loan participation sold              8,345,385      2,123,077
      Other                                      (    108,994)   (    43,743)

NET CASH USED BY OPERATING ACTIVITIES            (    394,891)   (   771,731)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of marketable investment
   securities                                           2,996        638,466
   Purchases of marketable investment securities (     48,000)           -
   Amortization of discount on mortgage
   loans purchased                               (     68,932)   (   140,994)
   Principal received on mortgage loans               858,787      1,272,596
   Purchases of property and equipment           (    116,036)   (   357,226)
   Proceeds from sales of property and equipment         -            17,176

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      628,815      1,430,018

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                         35,000        425,000
   Payments on notes payable                     (    236,634)   (   921,007)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES (    201,634)   (   496,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   32,290        162,280

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          723,401        561,121

CASH AND CASH EQUIVALENTS, END OF YEAR          $     755,691   $    723,401
                                                  ============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                $     964,878   $      1,140
                                                  ============    ===========

   Federal income taxes paid                     $        -      $       -
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
                                   ==========


6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1995:

                                               Estimated
                                             Useful Lives

Land                          $   25,524      10 to 40 years
Buildings and improvements     1,039,575      10 to 40 years
Equipment, furniture
and fixtures                     824,007       3 to 10 years
                               ---------
                               1,889,106
Less accumulated depreciation  ( 954,377)

                              $  934,729
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


12.  INCOME TAXES

     The provision for income taxes consists of the
following components at December 31, 1995 and 1994:
                                    1995          1994
Income tax computed at corporate
  Federal rate                  $   79,713    $(  22,792)
Earnings (loss) of affiliates    (  27,138)       57,801
Nondeductible reduction in reserve
  for losses                     ( 238,340)    ( 231,880)
Nondeductible expenses               3,337     (   1,940)
Change in deferred tax asset       182,428       198,811
                                 ---------     ----------
                                $     -        $     -
                                 =========      =========







     (continued)

     -26-
12.  INCOME TAXES (Continued)

     The deferred tax benefit in the accompanying balance sheet at December 31, 1995 includes the following components:

Deferred tax benefit attributable to net
  operating loss carryforwards              $ 2,018,700

Deferred tax benefit attributable to
  reserve for losses under servicing
  agreements                                    641,336

Deferred tax benefit applicable to unrealized
  loss on marketable equity securities            1,659

Deferred tax asset valuation allowance       (2,358,943)
                                             ----------

Net deferred tax asset                      $   302,752
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


     -31-
     PART III
     (Continued)


Item 13.  Exhibits and Reports on Form 8-K.  Page
      Number

(a)  Exhibits included herein:

10 - Fifth Renewal, Extension and Modification         34 - 37
       agreement dated May 25, 1995, between First
       Preference Mortgage Corp. and Pacific
       Southwest Bank, F.S.B.

10 - Sixth Modification Agreement dated January 1,     38 - 40
       1996, between First Preference Mortgage Corp.
       and Pacific Southwest Bank, F.S.B.


21 - Subsidiaries of the Registrant


     Exhibits hereby incorporated by reference:

3 - Articles of Incorporation filed with Form 10-K year ended December 31, 1987, on page 35.

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





Name Under Which Subsidiary      State of Incorporation           %
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