Form 10QSB
period 1996-03-31
FIRST FINANCIAL CORP /TX/
filed 1996-05-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended     March 31, 1996
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, No Par Value                173,528
              (Class)		      (Outstanding at April 30, 1996)


FORM 10-QSB

FIRST FINANCIAL CORPORATION
MARCH 31, 1996



INDEX


Part I Financial Information					Page No.

	Item 1.	Financial Statements

			Consolidated Balance Sheet as of	                	1
			March 31, 1996

			Consolidated Statements of Income	               	2
			for the Three-Months ended
			March 31, 1996 and 1995

			Consolidated Statements of Cash
			Flow for the Three-Months
			ended March 31, 1996 and 1995		                  	3

			Notes to Consolidated Financial
			Statements	                                						4-5

	Item 2.	Management's Discussion and Analysis
			of Results of Operations and Financial          	5-6
			Condition


Part II Other Information

	Item 1.	Legal Proceedings			                      		6

	Item 6.	Exhibits and Reports on Form
			8-K						                                       		7















4







                                  First Financial Corporation
                                Consolidated Balance Sheet
                                        March 31, 1996
                                         (Unaudited)


        Assets
        ------
Cash and cash equivalents                                     $699,960
Restricted cash                                                327,329
Accounts receivable                                          1,121,258
Marketable investment securities                               311,712
Real estate held for investment,at cost                        474,074
Mortgage loans                                               3,293,621
Investment in and advances to
  affiliated companies                                         366,927
Property and equipment                                         892,628
Deferred tax benefit                                           297,909
Other assets                                                   712,163
            Total Assets                                    $8,497,581
                                                          ============
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                 $310,000
Estimated reserve for losses under servicing
  agreements                                                 1,763,283
Other liabilities                                            1,668,585
            Total Liabilities                                3,741,868

Minority interest                                            1,772,010

Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                              1,000
  Additonal paid-in capital                                    518,702
  Retained earnings                                          2,499,310
                                                             3,019,012
  Less:Treasury stock - at cost                                (35,309)
       Net unrealized loss on marketable
        investment securities                                        0
            Total Stockholders' Equity                       2,983,703
            Total Liabilities and Stockholders' Equity      $8,497,581
                                                          ============

See accompanying notes to consolidated financial statements.



                                        -1-


                                      First Financial Corporation
                                   Consolidated Statements of Income
                               Three months ended March 31, 1996 and 1995
                                             (Unaudited)




                                                             1996             1995
                                                           ----------     ----------
Revenues:
  Loan administration                                         $784,785       $539,884
  Interest income                                              271,535        195,940
  Other income                                                 214,764        149,525
     Total revenues                                          1,271,084        885,349

Expenses:
  Salaries and related expenses                                666,021        589,816
  Interest expense                                             158,737         82,566
  Provision for losses under servicing
    agreements                                                (123,000)      (201,000)
  Other operating expenses                                     554,261        436,616
     Total expenses                                          1,256,019        907,998

     Income before income taxes,
      minority interest, and equity in earnings
      (loss) of affiliates                                      15,065        (22,649)

Federal income taxes                                                 0              0
     Income before minority interest                            15,065        (22,649)

Minority interest in net loss (income)                          34,217         47,960

     Income before equity in earnings
      (loss) of affiliates                                      49,282         25,311

Equity in earnings (loss) of affiliates                          2,848          6,662

     Net income                                                $52,130        $31,973
                                                            =========      =========
Income per common share                                        $   .30        $   .18
                                                            =========      =========



See accompanying notes to consolidated financial statements.




                                           -2-


                        First Financial Corporation
                   Consolidated Statement of Cash Flows
                                                                    (Unaudited)
                                                        Three Months Ended March 31,
                                                            ----------------------------
                                                             1996           1995
                                                            -----------    -----------

Cash flows from operating activities:
   Net income (loss)                                           $52,129        $31,973
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                 49,797         48,931
   Provision for losses under servicing agreements            (123,000)      (201,000)
   Equity in (income) loss of affiliates                        (2,848)        (6,662)
   Realized losses on marketable investment securities               0              0
   Net (increase) decrease in accounts receivable               (7,553)
   Net (increase) decrease in other assets                     104,646       (163,926)
   Net increase (decrease) in other liabilities               (366,367)        (3,360)
   Increase in minority interest                               (34,219)       (47,961)
   (Increase) decrease in restricted cash used
     in operating activities - net                                (199)          (176)
   Increase in mortgage loans - net                                  0              0
   Mortgage loans funded                                   (36,300,205)   (18,432,014)
   Mortgage loans sold                                      38,580,768     17,090,126
   Increase in mortgage loans participations sold           (2,204,408)     1,227,762
   Other                                                        13,076         (2,187)
        Net cash provided (used) for operating activitie      (238,383)      (458,494)

Cash flows from investing activities:
   Proceeds from sale of marketable investment securitie             0              0
   Purchases of marketable investment securities                     0              0
   Purchase of property and equipment                           (7,697)       (13,583)
   Principal collections on mortgage loans                     251,822        199,733
   Amortization of discount on mortgage loans purchased        (12,973)       (19,279)
   (Advances to) repayments from affiliates                     12,500              0
        Net cash provided (used) for investing activitie       243,652        166,871

Cash flows from financing activities:
   Payment on notes payable                                    (61,000)        12,366
        Net cash used for financing activities                 (61,000)        12,366

Net increase (decrease) in cash and cash equivalents           (55,731)      (279,257)
Cash and cash equivalents at beginning of year                 755,691        723,401

Cash and cash equivalents at end of period                    $699,960       $444,144
                                                            =========      =========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                              $210,271        $66,809
                                                            =========      =========

See accompanying notes to consolidated financial statements.

                                        -3-




FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1 - Basis of Presentation

The financial information included herein for First Financial Corporation, and all of its wholly owned and majority owned subsidiaries (the "Company") is unaudited; however, such unaudited information reflects all adjustment which are, in management's opinion, necessary for a fair presentation of the financial position, results of operations and statement of cash flows for the interim periods. Minority interest represents ownership of other entities in the net assets and net earnings of Key Group, Ltd. ("Key Group").

The results of operations and changes in cash flow for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company has approximately $5,900,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $6,100,000 at March 31, 1996, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $27,330 and are included in restricted cash at March 31, 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net income of $52,130 for the quarter ended March 31, 1996 compared to net income of $31,973 for the same period in 1995. Loan administration revenues were $784,785 for the first quarter for 1996 compared to $539,884 for the first quarter of 1995. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations.

Interest income for the quarter ended March 31, 1996 amounted to $271,535 compared to $195,940 for the same period in 1995. The increase in interest income is primarily due to the increased volume of new residential mortgage loans originated during the quarter ended March 31, 1996 as compared to the same period in 1995 as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the quarter ended March 31, 1996 amounted to $214,764 as compared to $149,525 for the same period in 1995. This increase is primarily due to increased consulting fees earned by the Company for providing accounting services. During the first quarter of 1996, the Company increased the fees it charges for providing accounting services to compensate for the Company's increasing costs

Salaries and related expenses increased to $666,021 for the three months ended March 31, 1996, compared to $589,816 for the three months ended March 31, 1995. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., a second tier subsidiary of Key Group.

For the quarter ended March 31, 1996, interest expense amounted to $158,737 compared to $82,566 for the same period in 1995. This increase is the result of the increased utilization of the Company's warehouse credit lines in connection with the origination of residential mortgage loans. During the quarter ended March 31, 1996, First Preference Mortgage Corp. originated approximately $36.3 million in residential mortgage loans compared to $18.4 million during the same period in 1995.

During the quarter ended March 31, 1996, the provision for losses under servicing agreements was ($123,000) resulting in a balance in the reserve for losses under servicing agreements of $1,763,283 at March 31, 1996. For the quarter ended March 31, 1995, the Company had a negative provision for losses under servicing agreements of ($201,000) which resulted in a balance in the reserve for losses under servicing agreements of $2,472,445 at March 31, 1995. The negative provisions are due to the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Other operating expenses for the three months ended March 31, 1996 were $554,261 compared to $436,616 for the same period 1995. This increase is primarily due to the significant increase in new residential mortgage loan origination of First Preference Mortgage Corp.

The minority interest in the net loss of Key Group amounted to $34,217 for the quarter ended March 31, 1996. For the quarter ended March 31, 1995, the minority interest in the net loss of Key Group amounted to $47,960. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

Financial Condition

At March 31, 1996, the Company's total assets were $8,497,581.
Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,837,839 at March 31, 1996. The Key Group assets at March 31, 1996 consisted primarily of cash and cash equivalents of $316,053, mortgage loans of $2,963,753, property and equipment of $308,755 and accounts receivable, prepaid expenses and other assets of $1,249,278. The minority interest in the net assets of Key Group at March 31, 1996 amounted to $1,772,010.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,027,289 at March 31, 1996. Included therein was cash and cash equivalents for Key Group of $316,053 and Apex Lloyds Insurance Company of $621,253. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1995, First Preference Mortgage Corp. has a master loan participation with three financial institutions totaling
$50,000,000, one of which in the amount of $10,000,000 expires on April
30, 1996.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will no have a material effect on this financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during  the quarter ended March 31, 1996.





(Remainder of page purposely left blank.)


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
______________________________________________________________________





Date    May 13, 1996        		/s/ David Mann
                        						David W. Mann
					                        	President
                        						Duly Authorized Officer and
                        						Principal Financial Officer


Date   May 13, 1996        		/s/ Robert L. Harris
                       						Robert L. Harris
                       						Vice President and
                       						Principal Accounting Officer








(Remainder of page purposely left blank.)