Form 10QSB
period 1996-06-30
FIRST FINANCIAL CORP /TX/
filed 1996-08-13
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended     June 30, 1996
Commission file number      0-5559

                FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
     Texas                               74-1502313
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)     Identification  No.)


 800 Washington Avenue, Waco, Texas          76701
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
Yes         X            No  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value           173,528
(Class)			                  (Outstanding at August 15, 1996)


FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 1996



INDEX


Part I Financial Information		           			  Page
No.

Item 1.	Financial Statements

		Consolidated Balance Sheet as of		            1
		June 30, 1996

		Consolidated Statements of Income		           2
		for the Three-Months and Six-Months
		ended June 30, 1996 and 1995

		Consolidated Statements of Cash
		Flow for the Six-Months
		ended June 30, 1996 and 1995			               3

		Notes to Consolidated Financial
		Statements							                            4-5

Item 2.	Management's Discussion and Analysis
		of Results of Operations and Financial      	5-6
		Condition


Part II Other Information

Item 1.	Legal Proceedings					                  6

Item 4. Submission of Matters to a Vote
 of Security Holders						                      7

Item 6.	Exhibits and Reports on Form
		8-K								                                   7






First Financial Corporation
Consolidated Balance Sheet
June 30, 1996
(Unaudited)


           Assets
           ------
Cash and cash equivalents                                        $    646,751
Restricted cash                                                       327,524
Accounts receivable                                                 1,164,663
Marketable investment securities                                      310,382
Real estate held for investment,at cost                               474,074
Mortgage loans                                                      3,077,373
Investment in and advances to
  affiliated companies                                                363,622
Property and equipment                                                857,254
Other assets                                                        1,012,065
                                                                   -----------
               Total Assets                                       $ 8,233,708
                                                                   ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                         205,000
Estimated reserve for losses under servicing
  agreements                                                        1,611,327
Other liabilities                                                   1,620,986
                                                                   -----------
               Total Liabilities                                    3,437,313
                                                                   -----------
Minority interest                                                   1,754,902
                                                                   -----------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                     1,000
  Additonal paid-in capital                                           518,702
  Retained earnings                                                 2,558,502
                                                                   -----------
                                                                    3,078,204
  Less:Treasury stock - at cost                                       (35,309)
       Net unrealized loss on marketable
        investment securities                                          (1,402)
                                                                   -----------
               Total Stockholders' Equity                           3,041,493
                                                                   -----------
               Total Liabilities and Stockholders' Equity         $ 8,233,708
                                                                   ===========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended June 30,1996 and 1995
(Unaudited)

                                                  Three months ended                     Six months ended
                                                        June 30,                            June 30,
                                                --------------------------------    --------------------------------
                                                    1996              1995              1996              1995
                                             ----------------- ----------------- ----------------- ------------------
Revenues:
  Loan administration                        $      964,302    $      867,314    $   1,749,087     $   1,407,198
  Interest income                                   288,126           333,036          559,661           528,976
  Other income                                      151,351           129,754          366,115           279,279
                                             ----------------- ----------------- ----------------- ------------------
     Total Revenues                               1,403,779         1,330,104        2,674,863         2,215,453
                                             ----------------- ----------------- ----------------- ------------------
Expenses:
  Salaries and related expenses                     726,534           696,026        1,392,555         1,285,842
  Interest expense                                  192,919           256,598          351,656           339,164
  Provision for losses under servicing
   agreements                                      (141,000)         (144,000)        (264,000)         (345,000)
  Other operating expenses                          579,938           485,601        1,134,198           922,217
                                             ----------------- ----------------- ----------------- ------------------
     Total Expenses                               1,358,391         1,294,225        2,614,409         2,202,223
                                             ----------------- ----------------- ----------------- ------------------

     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary         45,388            35,879           60,454            13,230

Federal income taxes                                      0                 0                0                 0
                                             ----------------- ----------------- ----------------- ------------------
     Income before minority interest                 45,388            35,879           60,454            13,230

Minority interest in net loss (income)               17,109            11,869           51,326            59,829
                                             ----------------- ----------------- ----------------- ------------------
     Income before equity in earnings (loss)
      of affiliates and extraordinary item           62,497            47,748          111,780            73,059

Equity in earnings (loss) of affiliates              (3,305)           42,067             (458)           48,729
                                             ----------------- ----------------- ----------------- ------------------
     Income before extraorinary item                 59,192            89,815          111,322           121,788

Utilization of tax loss carryforward                      0                 0                0                 0
                                             ----------------- ----------------- ----------------- ------------------
     Net income                              $        59,192   $        89,815   $     111,322     $     121,788
                                              ===========       ===========       ===========       ===========
Income Per Common Share                      $          0.07   $          0.48   $        0.56     $        0.66
                                              ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

                                                                          (Unaudited)
                                                                  Six Months Ended June 30,
                                                                  ----------------------------
                                                                       1996              1995
                                                                -------------   --------------
Cash flows from operating activities:
   Net income (loss)                                            $    111,322    $    121,788
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                       97,783         102,655
   Provision for losses under servicing agreements                  (264,000)       (345,000)
   Equity in (income) loss of affiliates                                 457         (48,729)
   Realized losses on marketable investment securities                     0               0
   Net (increase) decrease in accounts receivable                    (50,958)              0
   Net (increase) decrease in other assets                           102,653        (471,776)
   Net increase (decrease) in other liabilities                     (413,966)        499,157
   Increase in minority interest                                     (51,327)        (59,830)
   (Increase) decrease in restricted cash used
     in operating activities - net                                      (394)           (355)
   Increase in mortgage loans - net                                        0               0
   MortGage loans funded                                         (85,102,475)    (66,165,656)
   Mortgage loans sold                                            87,019,787      50,573,203
   Increase in mortgage loans participations sold                 (1,849,902)     15,191,445
   Other                                                               2,046          (3,866)
                                                                -------------    ------------
        Net cash provided (used) for operating activities           (398,974)       (606,964)
                                                                -------------    ------------

Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                  0               0
   Purchases of marketable investment securities                           0         (50,000)
   Purchase of property and equipment                                (20,308)        (30,014)
   Principal collections on mortgage loans                           488,608         420,480
   Amortization of discount on mortgage loans purchased              (24,766)        (37,953)
   (Advances to) repayments from affiliates                           12,500               0
                                                                -------------    ------------
        Net cash provided (used) for investing activities            456,034         302,513
                                                                -------------    ------------
Cash flows from financing activities:
   Payment on notes payable                                         (166,000)         12,366
                                                                -------------    ------------
        Net cash used for financing activities                      (166,000)         12,366
                                                                -------------    ------------

Net increase (decrease) in cash and cash equivalents                (108,940)       (292,085)
Cash and cash equivalents at beginning of year                       755,691         723,401
                                                                -------------    ------------
Cash and cash equivalents at end of period                      $    646,751     $   431,316
                                                                  ===========       =========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                $    337,744     $   217,197
                                                                  ===========       =========

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

The results of operations and changes in cash flow for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $5,700,000 at June 30, 1996, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts.
Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $27,500 and are included in restricted cash at June 30, 1996.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $111,322 for the six months ended June 30, 1996 compared to net income of $121,788 for the same period in 1995. Loan administration revenues were $1,749,087 for the first six months of 1996 compared to $1,407,198 for the same period of 1995. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the six months ended June 30, 1996, originations of new residential mortgage loans amounted to approximately $85.1 million compared to approximately
$66.2 during the same period in 1995.

Interest income for the six months ended June 30, 1996 amounted to $559,661 compared to $528,976 for the same period in 1995. The increase in interest income is primarily due to the increased volume of new residential mortgage loans originated during the period ended June 30, 1996 as compared to the same period in 1995 as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 1996 amounted to $366,115 as compared to $279,279 for the same period in 1995. This increase is primarily due to increased consulting fees earned by the Company for providing accounting services. During the first quarter of 1996, the Company increased the fees it charges for providing accounting services to compensate for the Company's increasing costs.

Salaries and related expenses increased to $1,392,555 for the six months ended June 30, 1996, compared to $1,285,842 for the six months ended June 30, 1995. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., a second tier subsidiary of Key Group.

For the six months ended June 30, 1996, interest expense amounted to $351,656 compared to $339,164 for the same period in 1995. This increase is the result of the increased utilization of the Company's warehouse credit lines in connection with the origination of residential mortgage loans.

During the six months ended June 30, 1996, the provision for losses under servicing agreements was ($264,000) resulting in a balance in the reserve for losses under servicing agreements of $1,611,327 at June 30, 1996. For the six months ended June 30, 1995, the Company had a negative provision for losses under servicing agreements of ($345,000) which resulted in a balance in the reserve for losses under servicing agreements of $2,327,931 at June 30, 1995. The negative provisions are due to the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Other operating expenses for the six months ended June 30, 1996 were $1,134,198 compared to $922,217 for the same period 1995. This increase is primarily due to the significant increase in new residential mortgage loan originations of First Preference Mortgage Corp. as previously discussed.

The minority interest in the net loss of Key Group amounted to $51,326 for the six months ended June 30, 1996. For the six months ended June 30, 1995, the minority interest in the net loss of Key Group amounted to $59,829. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

Financial Condition

At June 30, 1996, the Company's total assets were
$8,233,708. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,650,717 at June 30, 1996. The Key Group assets at June 30, 1996 consisted primarily of cash and cash equivalents of $246,532, mortgage loans of $2,756,540, property and equipment of $291,017 and accounts receivable, prepaid expenses and other assets of $1,356,628. The minority interest in the net assets of Key Group at June 30, 1996 amounted to $1,754,902.

On consolidated basis, cash and cash equivalents
(including restricted cash) were $974,275 at June 30, 1996. Included therein was cash and cash equivalents for Key Group of $246,532 and Apex Lloyds Insurance Company of
$642,724. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds
Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1995, First Preference
Mortgage Corp. has a master loan participation with two financial institutions totaling $40,000,000.

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

Item 4. Submission of  Matters to a Vote of Security
Holders

The annual meeting of shareholders was held on May 28, 1996, pursuant to an information statement dated April 26, 1996, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of
Directors: Henry Dietz, John Carl Hauser, David W. Mann,
Robert A. Mann. Walter J. Rusek, Barrett Smith, and
Jackson K. Walker.

In other matters, the shareholders approved the selection of Pattillo, Brown, & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 1996 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 1996.





(Remainder of page purposely left blank.)


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
____________________________________________________





Date            August 13, 1996

                David W. Mann
          						David W. Mann
          						President
          						Duly Authorized Officer and
           					Principal Financial Officer


Date            August 13, 1996

           					Robert L. Harris
                Robert L. Harris
          						Vice President and
          						Principal Accounting Officer








(Remainder of page purposely left blank.)






7