Form 10QSB
period 1996-09-30
FIRST FINANCIAL CORP /TX/
filed 1996-11-13
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended     September 30, 1996
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
Yes         X            No                      .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value              173,528
  (Class)                            (Outstanding at
                                    November 15, 1996)


FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 1996



INDEX


Part I Financial Information                 Page No.

Item 1.  Financial Statements

          Consolidated Balance Sheet as of        1
          September 30, 1996

          Consolidated Statements of Income       2
          for the Three-Months and Nine-Months
          ended September 30, 1996 and 1995

          Consolidated Statements of Cash
          Flow for the Nine-Months ended
          September 30, 1996 and 1995             3

          Notes to Consolidated Financial
          Statements	                            4-5

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial  5-7
         Condition


Part II Other Information

Item 1.  Legal Proceedings                        7


Item 6.  Exhibits and Reports on Form
         8-K                                      7













                                First Financial Corporation
                                Consolidated Balance Sheet
                                  September 30, 1996
                                      (Unaudited)

        Assets
        ------
Cash and cash equivalents                                                       618,370
Restricted cash                                                                 310,524
Accounts receivable                                                           1,421,789
Marketable investment securities                                                310,976
Real estate held for investment,at cost                                         474,074
Mortgage loans                                                                2,937,154
Investment in and advances to
  affiliated companies                                                          396,148
Property and equipment                                                          846,591
Other assets                                                                  1,110,775
                                                                             ----------
            Total Assets                                                      8,426,401
                                                                            ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                                    60,000
Estimated reserve for losses under servicing
  agreements                                                                  1,490,102
Other liabilities                                                             1,987,758
                                                                             ----------
            Total Liabilities                                                 3,537,860

Minority interest                                                             1,742,956
                                                                             ----------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                               1,000
  Additonal paid-in capital                                                     518,702
  Retained earnings                                                           2,662,072
                                                                             ----------
                                                                              3,181,774
  Less:Treasury stock - at cost                                                 (35,309)
       Net unrealized loss on marketable
        investment securities                                                      (880)
                                                                             ----------
            Total Stockholders' Equity                                        3,145,585
                                                                             ----------
            Total Liabilities and Stockholders' Equity                        8,426,401
                                                                            ===========

See accompanying notes to consolidated financial statements.


                                      First Financial Corporation
                                   Consolidated Statements of Income
                          Three months and Nine months ended September 30,1996 and 1995
                                             (Unaudited)

                                                               Three months ended                         Nine months ended
                                                                 September 30,                           September 30,
                                                       --------------------------------        --------------------------------
                                                             1996                1995                 1996                 1995
                                                         ----------          ----------          ----------            ----------
Revenues:
  Loan administration                                     1,062,055             989,204             2,811,142           2,396,402
  Interest income                                           383,227             482,132               942,888           1,011,108
  Other income                                              189,939             175,968               556,054             455,247
                                                         ----------          ----------            ----------          ----------
     Total Revenues                                       1,635,221           1,647,304             4,310,084           3,862,757
                                                         ----------          ----------            ----------          ----------
Expenses:
  Salaries and related expenses                             820,050             778,693             2,212,605           2,064,535
  Interest expense                                          265,884             433,441               617,540             772,605
  Provision for losses under servicing
    agreements                                             (121,000)           (153,000)             (385,000)           (498,000)
  Other operating expenses                                  607,780             545,444             1,741,979           1,467,661
                                                          ---------           ---------             ---------           ---------
     Total Expenses                                       1,572,714           1,604,578             4,187,124           3,806,801
                                                          ---------           ---------             ---------           ---------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary ite             62,507              42,726               122,960              55,956

Federal income taxes                                              0                   0                     0                   0
                                                          ---------           ---------             ---------           ---------
     Income before minority interest                         62,507              42,726               122,960              55,956

Minority interest in net loss (income)                       11,945                (117)               63,271              59,712
                                                          ---------           ---------             ---------           ---------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item                      74,452              42,609               186,231             115,668

Equity in earnings (loss) of affiliates                      32,526              11,972                32,069              60,701
                                                          ---------           ---------             ---------           ---------
     Income before extraorinary item                        106,978              54,581               218,300             176,369

Utilization of tax loss carryforward                              0                   0                     0                   0
                                                          ---------           ---------             ---------           ---------
     Net income                                             106,978              54,581               218,300             176,369
                                                        ===========         ===========           ===========         ===========
Income Per Common Share                                        0.53                0.29                  1.09                0.96
                                                        ===========         ===========           ===========         ===========


See accompanying notes to consolidated financial statements.


                        First Financial Corporation
                   Consoidated Statement of Cash Flows
                                                                                                          (Unaudited)
                                                                                                  Nine Months Ended September 30,
                                                                                                    ----------------------------
                                                                                                       1996                 1995
                                                                                                  -----------         -----------
Cash flows from operating activities:
   Net income (loss)                                                                                  218,300             176,369
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                                                       143,162             147,258
   Provision for losses under servicing agreements                                                   (385,000)           (498,000)
   Equity in (income) loss of affiliates                                                              (32,526)            (60,701)
   Realized losses on marketable investment securities                                                      0                   0
   Net (increase) decrease in accounts receivable                                                    (308,084)           (394,991)
   Net (increase) decrease in other assets                                                              3,943            (273,393)
   Net increase (decrease) in other liabilities                                                       (47,194)            910,016
   Increase in minority interest                                                                      (63,273)            (59,713)
   (Increase) decrease in restricted cash used
     in operating activities - net                                                                     16,606                (535)
   Increase in mortgage loans - net                                                                         0                   0
   Mortgage loans funded                                                                         (146,462,594)       (129,554,746)
   Mortgage loans sold                                                                            142,363,041         119,654,783
   Increase in mortgage loans participations sold                                                   4,086,694           9,756,926
   Other                                                                                                3,296              (6,937)
                                                                                                 ------------        ------------
        Net cash provided (used) for operating activities                                            (463,629)           (203,664)
                                                                                                 ------------        ------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                                                   0                   0
   Purchases of marketable investment securities                                                            0             (50,000)
   Purchase of property and equipment                                                                 (59,523)            (41,595)
   Principal collections on mortgage loans                                                            719,690             650,568
   Amortization of discount on mortgage loans purchased                                               (35,359)            (56,332)
   (Advances to) repayments from affiliates                                                            12,500                   0
                                                                                                 ------------        ------------
        Net cash provided (used) for investing activities                                             637,308             502,641
                                                                                                 ------------        ------------
Cash flows from financing activities:
   Payment on notes payable                                                                          (311,000)             12,366
                                                                                                 ------------        ------------
        Net cash used for financing activities                                                       (311,000)             12,366
                                                                                                 ------------        ------------
Net increase (decrease) in cash and cash equivalents                                                 (137,321)            311,343
Cash and cash equivalents at beginning of year                                                        755,691             723,401
                                                                                                 ------------        ------------
Cash and cash equivalents at end of period                                                            618,370           1,034,744
                                                                                                  ===========          ==========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                                      612,996             700,849
                                                                                         ===========           ==========

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $5,400,000 at September 30, 1996, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at September 30, 1996.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

The Company had a net income of $218,300 for the nine months ended September 30, 1996 compared to net income of $176,369 for the same period in 1995. Loan administration revenues were $2,811,142 for the first nine months of 1996 compared to $2,396,402 for the same period of 1995. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 1996, originations of new residential mortgage loans amounted to approximately
$146.5 million compared to approximately $129.6 during the same period in 1995.

Interest income for the nine months ended September
30, 1996 amounted to $942,888 compared to $1,011,108
for the same period in 1995. The decrease in interest income is due to the overall decline in residential mortgage loan interest rates from 1995 to 1996. First
Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors. In addition, the Company's portfolio of mortgages held for investment has declined from approximately $3,300,000 at September 30, 1995 to approximately $2,500,000 at
September 30, 1996.

Other income for the nine months ended September 30, 1996 amounted to $556,054 as compared to $455,247 for the same period in 1995. This increase is primarily due to increased consulting fees earned by the Company for providing accounting services. During the first quarter of 1996, the Company increased the fees it charges for providing accounting services to compensate for the Company's increasing costs

Salaries and related expenses increased to $2,212,605 for the nine months ended September 30, 1996, compared to $2,064,535 for the nine months ended September 30, 1995. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., a second tier subsidiary of Key Group.

For the nine months ended September 30, 1996, interest expense amounted to $617,540 compared to $772,605 for the same period in 1995. The decline in interest expense is primarily the result of the decline in the prime interest rate charged by the financial institutions which the Company maintains warehouse credit lines in connection with the origination of residential mortgage loans. During the first nine months of 1995, the prime rate averaged 8.95%, with a high of 9.00% and a low of 8.50%. During the comparable period in 1996, the prime rate averaged
8.27%, with a high of 8.50% and a low of 8.25%.

During the nine months ended September 30, 1996, the provision for losses under servicing agreements was ($385,000) resulting in a balance in the reserve for losses under servicing agreements of $1,490,102 at September 30, 1996. For the nine months ended
September 30, 1995, the Company had a negative provision for losses under servicing agreements of ($498,000) which resulted in a balance in the reserve for losses under servicing agreements of $2,174,931 at September 30, 1995. The negative provisions are due to the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Other operating expenses for the nine months ended
September 30, 1996 were $1,741,979 compared to
$1,467,661 for the same period 1995. This increase is primarily due to the significant increase in new residential mortgage loan originations of First
Preference Mortgage Corp. as previously discussed.

The minority interest in the net loss of Key Group amounted to $63,271 for the nine months ended
September 30, 1996.  For the nine months ended
September 30, 1995, the minority interest in the net loss of Key Group amounted to $59,712. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

Financial Condition

At September 30, 1996, the Company's total assets were
$8,426,401. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,583,102 at September 30, 1996. The Key Group assets at September 30, 1996 consisted primarily of cash and cash equivalents of $184,541, account receivable of $795,086, mortgage loans of $2,635,268, property and equipment of $294,763 and prepaid expenses and other assets of $673,444. The minority interest in the net assets of Key Group at September
30, 1996 amounted to $1,742,956.

On consolidated basis, cash and cash equivalents
(including restricted cash) were $928,894 at September
30, 1996. Included therein was cash and cash equivalents for Key Group of $184,541 and Apex Lloyds
Insurance Company of $692,385.  The cash flow of Key
Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds
Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-
KSB for the year ended December 31, 1995, First
Preference Mortgage Corp. has master loan participation agreements with two financial institutions totaling $40,000,000.

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

No Form 8-K was filed during  the quarter ended
September 30, 1996.





(Remainder of page purposely left blank.)


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
_____________________________________________________





Date   November 13, 1996

  						David W. Mann
  						President
		 			 	Duly Authorized Officer
        and Principal Financial
        Officer


Date    November 13, 1996

  			 		Robert L. Harris
		 			 	Vice President and
			 		 	Principal Accounting
        Officer








(Remainder of page purposely left blank.)











                         7