Form 10KSB
period 1996-12-31
FIRST FINANCIAL CORP /TX/
filed 1997-04-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C. 20549
	FORM 10-KSB
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal year ended                December 31, 1996

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

State issuer's revenue for its most recent fiscal year.
$5,599,016

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 1997.

Documents Incorporated by Reference: See Page 2.

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

     Yes           No  X


Total number of pages, including cover pages - 40

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

As of February 28, 1997, the Company services a portfolio of manufactured home loans aggregating approximately $4.9 million sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties.

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



	(continued)

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

Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has three wholly-owned subsidiaries: First Preference Mortgage Corp., First Preference Financial Corp. and First Financial Information Services, Inc. First Preference Mortgage Corp. ("FPMC") originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates at locations in Waco, Colleyville, Austin, Dallas, and Tyler, Texas. Each branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective market. Substantially all of the loans originated by FPMC are sold to governmental or private investors. FPMC retains the right to service certain loans it sells to investors for which FPMC is paid a service fee. FPMC funds the loans it originates prior to the sale of such loans to investors.
The source of money to fund these loans are arrangements with financial institutions pursuant to which such financial institutions purchase a participation in the loan. The loan participation is repurchased from the financial institutions when the loan is sold to the investor. As of December 31, 1996, and February 28, 1997, FPMC was servicing a portfolio of conventional residential mortgage loans aggregating approximately $19.6 million and $19.5 million, respectively for institutional investors. There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions. Compared to its competitors, FPMC is a small company. The loan products offered by FPMC is similar to loan products offered by its competitors. As a small company, FPMC attempts to provide superior service to attract customers.

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

In September 1993, the Company repurchased a group of loans that it was servicing from the Resolution Trust Corporation in its capacity as receiver of a failed savings and loan association. This purchase involved contracts with an unpaid balance of approximately $1,175,014, and was purchased for a purchase price of approximately $998,762. The Company immediately sold the purchased contracts to FPMC at the same price paid by the Company for such contracts, with the Company continuing to service the contracts for a servicing fee. In connection with this transaction, a related entity made a loan to FPMC to acquire these contracts. (See "Certain Relationships and Related Transactions")




	(continued)

During 1994, FPMC repaid $868,000 of debt to related parties by selling participations in manufactured home contracts at face value to the related parties. FPMC realized a gain on these sales equal to the unamortized discount on these contracts of approximately $119,500. (See "Certain Relationships and Related Transactions")

During 1994, FPMC sold a participation in a pool of manufactured housing installment sales contracts and installment loan agreements in the amount of $388,000 to First Preference Holdings, Inc., its parent, at face value in exchange for a note from First Preference Holdings, Inc.
for $388,000. The company realized a gain related to the unamortized discount on these loans of approximately
$50,000. The participation interest was immediately transferred back to FPMC as a contribution to capital.
During 1995, First Preference Holdings, Inc. paid off the
$318,000 remaining balance on the note it owed FPMC.  (See
"Certain Relationships and Related Transactions")

During 1995, FPMC repurchased the participation interest held by a related party in certain manufactured home loans owned by FPMC for approximately $231,000, the unpaid balance of the participations. (See "Certain Relationships and Related Transactions")

The Company and its consolidated subsidiaries employed 87 employees as of December 31, 1996, of which 81 are full-time employees. Sixty-six (66) of these employees work for First Preference Mortgage Corp., of which sixty are full-time employees.

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

First Preference Mortgage Corp., a second tier subsidiary of Key Group, LTD., in which the Company is a limited partner, leases approximately 1,676 square feet of office space located at 914 Lake Air Drive, Suite G, Waco, Texas for a lease term of 36 months. This lease expires August 1997.

On January 31, 1994, First Preference Mortgage Corp. subleased approximately 87 square feet of office space located at 25232 Grogans Park Drive, The Woodlands, Texas for a lease term of 12 months. On October 31, 1994, First Preference Mortgage Corp. leased approximately 2834 square feet of office space located at 14000 Woodloch Forest Drive, The Woodlands, Texas for a lease term of 38 months. In November, 1994, all operations in The Woodlands were moved to this new location, and the Grogans Park Drive office in The Woodlands was closed. This office was closed January 31, 1996. In October 1996, First Preference Mortgage Corp. sub-leased this office space to a third party for a lease term of 14 months beginning November 1, 1996.
	(continued)

On March 1, 1994, First Preference Mortgage Corp. leased approximately 1,801 square feet of office space located at 4807 Spicewood Springs Road, Austin, Texas for a lease term of 60 months. On January 31, 1996, this office was closed.
In July 1996, this office was reopened.

On March 30, 1994, First Preference Mortgage Corp. leased approximately 1,649 square feet of office space located at 6409 Colleyville Blvd., Colleyville, Texas for a lease term of 60 months.

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

On June 12, 1996, First Preference Mortgage Corp. sub-leased approximately 1,899 square feet of office space located at 1221 Abrams Road, Richardson, Texas, for a lease term of 12 months commencing July 1, 1996.

In August 1996, First Preference Mortgage Corp. leased approximately 500 square feet of office space located at 1053 North Pacific, Mineola, Texas, for a lease term of 12 months commencing September 1, 1996.

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





	(continued)

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

	PART II


Item 5.  Market for the Registrants' Common Equity and
  Related Security Holder Matters

There is no established public trading market for the Company's no par value common stock. On March 31, 1997, the Company had approximately 473 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal years. Other than restrictions applicable to Texas corporations in general, there are no restrictions that limit the ability to pay dividends on common equity.




Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

The Company had net income of $226,823 for 1996, compared to net income of $234,449 for 1995. In general, the Company's net income is due to the negative provision for losses under manufactured home servicing agreements. The Company's results of operations were negatively impacted by the Company's share of the net loss of Key Group, which increased to $90,393 in 1996 compared to $61,124 in 1995, as discussed below.

The Company's manufactured home servicing portfolio at the end of 1996 was approximately $5.2 million, consisting of $2.6 million for institutional investors and $2.6 million held by a second tier subsidiary of Key Group, LTD., in which the Company is a limited partner, compared to a total manufactured home servicing portfolio of $6.4 million at the end of 1995. This reduction of approximately $1.2 million is attributable to loan foreclosures, loan payoffs and normal loan run off. In addition, at the end of 1996, First Preference Mortgage Corp. serviced approximately $19.6 million in residential mortgage loans for governmental and private investors compared to approximately $20.7 million at the end of 1995.

Loan administration and production revenue for 1996 were $2,585,412 compared to $2,565,437 in 1995. The increase in loan administration and production revenue during 1996, as compared to 1995, is primarily due to increased loan originations from the Company's residential mortgage loan operations. During 1996, First Preference Mortgage Corp.
originated approximately $201 million in new residential mortgage loans compared to approximately $174 million in 1995.

Interest income for 1996 amounted to $1,361,584 compared to $1,364,400 in 1995. During 1996, the interest income earned by the Company on investments declined by approximately $102,000 or 21%. This decline is primarily due to the decline in the Company's mortgages held for investments which decreased by approximately $884,000 from December 31, 1995, to December 31, 1996. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors. During 1996, the interest income earned on mortgages held for sale increased by approximately $100,000, primarily due to the increased volume of new residential mortgage loans originated during 1996 as discussed above.





	(continued)

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations (Continued)


Interest expense for the year ended December 31, 1996, amounted to $894,228 compared to $1,030,130 for the same period in 1995. The decrease in interest expense for 1996 and the significant increase in the spread between interest income and interest expense from 1995 to 1996 is primarily due to a new loan participation agreement utilized in 1996.
During 1996, the Company's primary loan participation agreement provided that the yield earned by the financial institution was at a specified rate above the federal funds interest rate. During 1995, the yields earned by the Company's primary financial institution were at varying rates above the prime interest rate. (See liquidity and capital resources.)

During the year ended December 31, 1996, the Company did not originate any manufactured home loans compared to $95,185 in 1995. The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 1996, the Company realized gain on sales of assets of $1,320,635 compared to $785,266 in 1995. This increase is attributable to the volume of new residential mortgage loans sold by First Preference Mortgage Corp. to governmental and private investors which increased to approximately $201 million in 1996, compared to $165.5 million in 1995, and an increase in the net margin realized on the sale of these mortgage loans.

Salaries and related expenses for 1996 were $2,979,991 compared to $2,873,413 in 1995. This increase is the result of the continued expansion of the residential mortgage loan origination and servicing operations of First Preference Mortgage Corp. as discussed above.

For the year ended December 31, 1996, the Company had a negative provision for losses under servicing agreements of $508,000 resulting in a balance in the reserve for losses under servicing agreements at December 31, 1996, of $1,371,067. In 1995, the negative provision for losses under servicing agreements was $701,000, resulting in a balance in the reserve account at year-end of $1,886,283.
As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Operating expenses for 1996 were $2,092,089 compared to $1,821,494 in 1995. The primary reason for this increase is the increase in new residential mortgage loan originations by First Preference Mortgage Corp., which increased by approximately 16% in 1996 over 1995.

For the year ended December 31, 1996, Key Group had a net loss of $170,759 compared to a net loss of $115,469 in 1995. The minority interest in the net income (loss) of Key Group amounted to ($80,365) in 1996, compared to ($54,345) in 1995. The minority interest represents the ownership of other entities in the Key Group net income or loss.


	(continued)

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations (Continued)

First Financial Corporation's portfolio of manufactured home loans held for investment and serviced for investors is a declining asset due to loan payoffs and normal loan run off. It is estimated that a majority of these manufactured home loans will be liquidated over the next 3 to 4 years. This decline in the manufactured home loans will adversely affect the Company's loan administration revenue, interest income and insurance premiums and commissions.

At December 31, 1996, the Company's total assets were $7,862,462. Included in the Company's total assets are the assets of Key Group which amounted to $4,228,384 at December 31, 1996. The Key Group assets at December 31, 1996, consisted primarily of cash and cash equivalents of $384,030, mortgage loans of $2,378,860, property and equipment of $263,620 and prepaid expenses and other assets of $1,201,798. The minority interest in the net assets of Key Group at December 31, 1996, amounted to $1,725,863.


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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $1,167,803 at December 31, 1996. Included therein was cash and cash equivalents for Key Group of $384,030 and Apex Lloyds of $741,890. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future.
The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

The Company's primary sources of cash to meet its operational expenses, meet debt service obligations to its lenders and advance deficiencies in scheduled payments due the holders of manufactured home loans serviced by the Company will be cash on hand, cash generated by liquidation of existing assets, collection of claims on credit insurance and servicing fees.

First Preference Mortgage Corp. has a master loan participation agreement with a financial institution in the amount of $25,000,000 which was to expire on March 27, 1997. On March 18, 1997, this agreement was amended to expire on June 24, 1997. FPMC is in the process of negotiating a renewal of this agreement past the June 24, 1997, expiration date. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by First Preference Mortgage Corp. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At December 31, 1996, approximately $10,295,000 in participations were outstanding under this agreement.


	(continued)

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations (Continued)

The Company has no material commitments for capital expenditures at December 31, 1996. As reflected in the attached financial statements, the stockholders' equity of the Company was $3,174,114 at December 31, 1996, and the stockholders' equity was $2,928,353 at December 31, 1995.

Item 7.  Financial Statements





	INDEX TO FINANCIAL STATEMENTS
	AND FINANCIAL STATEMENT SCHEDULES


	                                     Page Number


Independent Auditors' Report
 .......................................	 13

Financial Statements

	Consolidated Balance
Sheet....................................	14

	Consolidated Statements of
Income      .............................	15

	Consolidated Statements of Stockholders' Equity
(Deficit)    ....                        	16

	Consolidated Statements of Cash
Flow           ..........................	17

	Notes to Consolidated Financial Statements
                   ...................	18 - 32

	PATTILLO, BROWN & HILL, L.L.P.
	CERTIFIED PUBLIC ACCOUNTANTS
	Providing Services Since 1923












	INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Stockholders
First Financial Corporation

	We have audited the accompanying consolidated balance sheet of First Financial Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years on the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






/S/Pattillo, Brown & Hill, L.L.P.
April 4, 1997
Waco, Texas

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEET
	DECEMBER 31, 1996


	ASSETS
Cash and cash equivalents	                        	$   757,279
Restricted cash	                                      	410,524
Accounts receivable		                                  852,640
Receivables from related parties		                     102,157
Marketable investment securities	                     	321,296
Real estate held for investment, at cost	             	474,074
Mortgage loans held for investment		                 2,372,436
Mortgage loans held for sale		                         288,753
Investments in and advances to affiliated companies		  384,629
Property and equipment		                               808,214
Deferred tax benefit	                                 	292,996
Cash surrender value of officers' life insurance 		    345,485
Other assets		                                         451,979
                                                     ---------
                                                 		$ 7,862,462
                                                  		==========

	LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Notes payable		                                 $      -
   Notes payable to related parties	                     	-
   Estimated reserve for losses under
    servicing agreements		                           1,371,067
   Estimated reserve for losses under
    insurance policies	                               	278,638
   Accounts payable	                                  	822,040
   Accrued expenses and other liabilities		            360,461
   Payables to related parties		                        52,582
   Interest payable	                               	    77,697
                                                     ---------
                                                     2,962,485

   Minority interest		                               1,725,863

Stockholders' equity
   Common stock - no par value; authorized 500,000
     shares; issued 183,750 shares, of which 10,222
     shares are held in treasury shares	                	1,000
   Additional paid-in capital		                        518,702
   Retained earnings		                               2,674,003
   Unrealized gain (loss) on securities
     net of applicable taxes		                          15,718
                                                    	---------
                                                     3,209,423

   Less: Treasury stock - at cost		                     35,309
                                                     ---------
                                                  		 3,174,114

                                                 		$ 7,862,462
		                                                  ==========

See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF INCOME




                                          	   Years Ended December 31

                                           	   1996               1995

REVENUE
  Loan administration and production	       $ 2,585,412   	$ 2,565,437
  Interest income                            	1,361,584     	1,364,400
  Insurance premiums and commissions	            45,857        	78,879
  Consulting fees	                              256,464       	331,675
  Realized gain (losses) on sale of assets  	 1,320,635       	785,266
  Other	                                         29,064	        23,482
                                              ---------      ---------
	                                             5,599,016    	 5,149,139

COST AND EXPENSES
  Salaries and related expenses	              2,979,991     	2,873,413
  Interest expense	                             894,228     	1,030,130
  Provision for losses under servicing
agreements and other                        	(  508,000)	   (  701,000)
  Operating expenses
    Insurance claim losses and loss
expenses	                                        85,048	        83,100
    Professional fees                           	95,799	       136,853
    Depreciation and amortization	              169,721       	200,289
    General and administrative expense        1,741,521	     1,401,252
                                               --------      ---------
                                            	 5,458,308    	 5,024,037

INCOME BEFORE INCOME TAXES, EQUITY IN EARNINGS
 OF AFFILIATES, AND EXTRAORDINARY ITEMS     	   140,708	       125,102

INCOME TAXES
  Current	                                          -             	-
  Deferred	                                         -       	      -
                                              ---------       --------
                                             	      -   	          -

INCOME BEFORE MINORITY INTEREST               	140,708	        125,102

MINORITY INTEREST (EARNINGS) LOSS	              80,365	         54,345

INCOME BEFORE EQUITY IN EARNINGS OF
 AFFILIATES AND EXTRAORDINARY ITEMS	           221,073        	179,447

EQUITY IN EARNINGS OF AFFILIATES	                5,750     	    55,002

NET INCOME	                                $   226,823	    $   234,449
                                           	==========	     ==========

INCOME PER COMMON SHARE	                   $      1.31	    $      1.28
                                           	==========	     ==========














See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	YEARS ENDED DECEMBER 31, 1996 AND 1995





                                                        	Net
                                                    	Unrealized
                                                      	Loss on
             	Additional                             Marketable
	Common        Paid-in      Retained     Treasury    Investment
 Stock         Capital      Earnings      Stock      Securities       Total


Balance, December 31, 1994
$    1,000	   $  518,702	  $2,212,731	 $(  35,309)	 $(   5,561)	 $2,691,563

Net income
	      -      	      -    	   234,449  	      -     	      -    	   234,449

Unrealized loss on marketable
  investment securities
       -       	     -      	     -     	     -     	    2,341	       2,341

Balance, December 31, 1995
     1,000       518,702    2,447,180	  (  35,309)	   (  3,220)	  2,928,353

Net Income
       -   	         -   	    226,823	        -   	        - 	      226,823

Unrealized loss on marketable
  investment securities
       -   	         -      	     -     	     -      	   18,938	     18,938

Balance, December 31, 1996
$    1,000	  $  518,702	   $2,674,003	 $(  35,309)	  $   15,718	 $3,174,114
	=========	   =========	    =========	  =========	    =========	  =========

























See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED STATEMENTS OF CASH FLOW




                                             	     Years Ended December 31
                                              	    1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     	   $     226,823	   $     234,449
  Adjustments to reconcile net income
  (loss) to net cash provided for operating
  activities
Realized (gain) losses on sale of assets	    (  1,361,584)	   (    785,266)
Depreciation and amortization                     187,435	         200,080
Equity in net (earnings) loss of
affiliates                                          6,751	    (     55,002)
Provision for losses under servicing
agreements and other	                        (    515,216)	   (    701,000)
Increase in restricted cash used in operating
activities - net	                            (     83,394)	   (        711)
Sale of stock interest in subsidiary	                 -   	            -
(Increase) decrease in accounts receivable	        90,909	    (    378,690)
Increase (decrease) in accounts payable      (    438,918)	      1,021,948
Increase (decrease) in minority interest	    (     80,366)	   (     54,344)
Mortgage loans funded	                       (201,158,954)	   (174,133,861)
Mortgage loans sold	                          202,917,657	     166,021,115
Change in mortgage loan participation sold	 (     334,054)	      8,345,385
      Other	                                        9,886	    (    108,994)
      Uncollectible receivables	                   67,999	             -

NET CASH USED BY OPERATING ACTIVITIES       	(    465,026)   	(    394,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Gain on sale of marketable investment
securities	                                         1,289            	 -
Proceeds from sale of marketable investment
securities 	                                       13,157	           2,996
Purchases of marketable investment securities	        -   	   (     48,000)
Amortization of discount on mortgage loans
purchased	                                   (     45,273)	   (     68,932)
Principal received on mortgage loans              929,647	         858,787
Purchases of property and equipment	         (     61,206)	   (    116,036)
Proceeds from sales of property and equipment         -   	            -

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	                                       837,614	         628,815

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	                          -       	     35,000
Payments on notes payable	                   (    371,000)	   (    236,634)

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES	                                  (    371,000)	   (    201,634)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	                                   1,588	          32,290

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	     755,691	         723,401

CASH AND CASH EQUIVALENTS, END OF YEAR	     $     757,279	   $     755,691
                                            	============	    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid	                            $     894,228	   $     964,878
                                            	============	    ============

  Federal income taxes paid	                $        -   	   $        -
                                            	============	    ============

SIGNIFICANT NON-CASH TRANSACTIONS
  Net change in unrealized holding gains on
    available-for-sale securities	          $      28,694	   $(      3,547)
                                            	============	    ============




See accompanying notes to consolidated financial statements.

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 1996



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

	Insurance Related Activities

		The Company owns 100% of a property and casualty insurance company which is included in the consolidated financial statements. The policies below relate specifically to the insurance activities of the company.

		Premium Revenues - Premiums on property and casualty contracts are recognized as earned primarily on a prorata basis over the contract period.

		Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 1996 and 1995, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

		Acquisition Cost - Acquisition cost includes such things as commissions, premium taxes and other items, which are charged to current operations as incurred. Amounts are deferred based upon the capitalization and unearned premium rates.
Deferred costs are amortized over the contract period on a prorata basis.




	(continued)

	-18-
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Insurance Related Activities (Continued)

		Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During
1996, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.


	Principles of Consolidation

		The accompanying consolidated financial statements include the financial statements of First Financial
Corporation, and all of its wholly owned and majority owned subsidiaries. Minority interest represents ownership of other entities in the net assets of Key Group, Ltd. (See Note 11). All significant intercompany transactions and balances have been eliminated in the consolidation.

	Cash Equivalents

		For the purposes of the 1996 and 1995 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

	Marketable Investment Securities

		Marketable investment securities classified as available for sale are adjusted to market value at the year-end. The unrealized gain is recorded net of income taxes to stockholder's equity. Realized gains or losses on sale of securities are calculated based on the specific identification method.

	Investment in Affiliated Companies

		Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 1996, are accounted for by the equity method.

	Property and Equipment

		Property and equipment are stated at cost.
Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.



	(continued)

	-19-
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Real Estate Held For Investment

		Real estate held for investment is carried at the lower of cost or market in accordance with FASB
121. As of year-end, no permanent impairments to this property had occurred.

	Mortgage Loans Held For Sale

		Mortgage loans held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investment yield requirements calculated on the aggregate loan basis.

	Mortgage Loans Held For Investment

		Mortgage loans held for investment are carried at historical cost unless otherwise permanently impaired.

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

	Earnings Per Common Share

		Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.



	(continued)

	-20-

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Mortgage Loan Servicing Rights

		For mortgage loans sold, the Company retains the right to service certain loans. Those rights are capitalized and amortized over the life of the loan on a straight-line basis.

	Reclassifications

		Certain reclassifications have been made to prior periods' financial statements in order for them to be better compared to the December 31, 1996, financial statements.


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

	None of the proposals were accepted by GNMA.  In
September 1987, the Company advised GNMA that it would not be able to meet the scheduled payments to security holders on September 15, 1987, and made application requesting funds to meet the payments. The advance of funds by GNMA constitutes default under the guaranty agreements between the Company and GNMA. As a result of the default, the Company's rights, title and interests in mortgages pooled under its GNMA-MBS
Program were extinguished.

	Subsequent to its extinguishment, the Company entered into an Interim Servicing Agreement with GNMA with respect to the mortgages pooled under the GNMA-MBS
Program. Under the agreement, the Company continued to service the mortgages on behalf of GNMA through March 1, 1988.



	(continued)

	-21-



2.	CONTINGENCIES AND THE CURRENT OPERATING ENVIRONMENT
(Continued)

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

	The Company was servicing loans owned by institutional investors aggregating approximately $2,085,000 at
December 31, 1996. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately
$3,150,000 at December 31, 1996. Related trust funds of approximately $13,000 at December 31, 1996, on deposit in special bank accounts are not included in the consolidated financial statements.

	The Company's majority owned subsidiary, Key Group,
Ltd., was servicing residential loans held for sale or owned by institutional investors aggregating approximately $19,608,000 at December 31, 1996.
Related trust funds of approximately $130,000 at December 31, 1996, on deposit in special bank accounts are not included in the financial statements.


4.	MARKETABLE INVESTMENT SECURITIES

	Marketable investment securities at December 31, 1996, consist of:

December 31, 1996

                  Unrealized         Unrealized      Market
  Cost               Gain               Loss          Value

	Marketable equity securities - available-for-sale
 $124,075	        $ 23,813    	       $   -   	      $147,888
	Corporate bonds - held-to-maturity
  173,406	               2	               -          	173,408
  -------          -------            -------         -------
	$297,481	        $ 23,815	           $   -   	      $321,296
  =======	         =======	           =======	        =======

	A realized loss of $1,289 was recognized in current year due to sale of marketable equity securities. The unrealized gain relating to securities available-for-sale is $6,892.


	(continued)

	-22-
4.	MARKETABLE INVESTMENT SECURITIES (Continued)

	The corporate bonds mature as follows:

		1997			            $     -
		1998	   		            50,000
		1999	 		                 -
		2000			                  -
		2001 	            		     -
		2002 and thereafter		125,000




5.	INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

	Investment in and advances to affiliated companies consists of a 24.99% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering
Pines, L.L.C. (a limited liability company) at December 31, 1996. Summary financial information of
Vidor, Ltd. and Whispering Pines, L.L.C. for the year ended December 31, 1996, is as follows:

                  	   1996           1995

		Vidor, Ltd.
		  Assets        	$1,605,140   	$1,590,002
		  Liabilities	      112,096       105,031

		  Equity        	$1,493,044	   $1,484,971
                 			=========    	=========

		  Revenue       	$   36,809   	$  384,691
		  Expenses	          28,736       266,106

		  Net Income	    $    8,073	   $  118,585
                 			=========    	=========


		Whispering Pines
		  Assets        	$  386,930    $  426,922
		  Liabilities	          -      	    4,920

		  Equity        	$  386,930   	$  422,002
                 			=========    	=========

		  Revenue       	$   22,519   	$   89,243
		  Expenses	           7,590	       28,738

		  Net Income    	$   14,929   	$   60,505
                 			=========    	=========










	-23-
6.	PROPERTY AND EQUIPMENT

	Property and equipment consist of the following at December 31, 1996:

                                       	Estimated
                                     	 Useful Lives

Land                 $    25,524
Buildings and
 improvements	         1,004,881      	10 to 40 years
Equipment, furniture
 and fixtures	           901,907      	 3 to 10 years
			                    ---------
                      	1,932,312
Less accumulated
 depreciation        	(1,124,099)

                 				$   808,213
	                  			==========


7.	ESTIMATED RESERVE FOR LOSSES UNDER SERVICING
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

                       	        December 31,
                        	    1996           1995

Balance, beginning	      $ 1,886,283 	  $ 2,673,445
		   Current provisions  	(  508,000)  	 (  701,000)
		   Losses - net        	(    7,216)   	(   86,162)

		Balance, ending       	$ 1,371,067   	$ 1,886,283
                      				==========    	==========

	The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.


8.	ACCOUNTS PAYABLE

	Included in accounts payable at December 31, 1995, is $645,360 due to Fleet Mortgage Company. In March
1996, the Company paid $245,360 to Fleet. The remaining $400,000 was set up as a note payable due in four monthly installments of $100,000 plus 5.17% interest beginning April 20, 1996. At December 31,
1996, the amount had been paid in full.





	-24-

9.	NOTES PAYABLE

	Note payable at December 31, 1996 and 1995, consists of the following:



Note payable to a bank, which
bears interest at the bank's base
rate (9% at December 31, 1994),
secured by mortgage loans,
maturing September 3, 1996,
interest and principal payable
monthly.
	   1996          1995



	$     -      	$     -

	$     -      	$     -
	=========    	=========


	Notes payable to related parties at December 31, 1996 and 1995, consist of the following:



Note payable to a company owned
by related parties, which bears
interest at prime plus 1.5% (10%
at December 31, 1994), secured by
mortgage loans, maturing November
15, 1996, interest payable
monthly.


     1996       1995


	$     -   	$  125,000


Note payable to a company owned
by a related party, which bears
interest at prime plus .75% (9.25% at
December 31, 1994), secured by
mortgage loans, maturing November
15, 1996, interest payable
monthly.



     1996        1995

       	-       	36,000


Note payable to a company owned
by a related party, which bears
interest at prime plus 1% (9.5% at
December 31, 1994), secured by
mortgage loans, maturing November
15, 1996, interest payable
monthly.



      1996      1995

   	     -   	  210,000

Total

	$      -  	$  371,000
	=========  	=========


















	-25-
10.	LEASES

	The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

		1997	$   58,461
		1998   	 40,643
		1999    	11,826

	The rental expense for equipment leases was $66,016 and $76,570 for December 31, 1996 and 1995,
respectively.

	The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:

		1997	$  122,000
		1998   	 62,000
		1999    	28,000
		2000	     9,500

	The rental expense for office space was $175,641 and $193,015 for 1996 and 1995, respectively. Also, the Company sub-leased the office in The Woodlands beginning in 1996 for $2,350 per month. This sub-lease expires December 1997.


11.	RELATED PARTY TRANSACTIONS

	As described below, the Company is involved in a number of other transactions with companies owned or managed by related parties.

	At the end of December 31, 1995, the Company was indebted to certain related entities for $371,000.
During 1996 this debt was repaid in full. The Company recorded interest expense of $18,523 and $53,591 for the years ended 1996 and 1995, respectively.

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











	(continued)

	-26-
11.	RELATED PARTY TRANSACTIONS (Continued)

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

	Bluebonnet is directly and indirectly controlled by members of the Mann family. Robert A. Mann is a general and limited partner of Bluebonnet in his individual capacity. He is also the president and sole director of Bluebonnet Enterprises, Inc., the corporate general partner of Bluebonnet. Robert A. Mann, David W. Mann, Henry W. Seals, Chapter 7 Trustee for
David W. Mann and Robert A. Mann's other two children
(David W.Mann's siblings) have direct or indirect interests in limited partnerships which are the limited partners of Bluebonnet. David W. Mann is the trustee and a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships which are limited partners of Bluebonnet.



	(continued)

11.	RELATED PARTY TRANSACTIONS (Continued)

	The Company also borrowed an additional $35,000 from related parties for working capital purposes during 1995.

	During 1995, the Company purchased manufactured home loans from a related party for approximately $231,000, the face value of those notes.


12.	INCOME TAXES

	The provision for income taxes consists of the following components at December 31, 1996 and 1995:

	   1996          1995
		Income tax computed at
corporate Federal rate        	$   77,120	 $   79,713
		Earnings (loss) of affiliates	(  29,279)  (  27,138)
		Nondeductible reduction in
reserve for losses	              ( 172,720)	( 238,340)
		Nondeductible income and
expenses                        	(   4,208)    	3,337
		Change in deferred tax asset	    129,087	   182,428

                           				 $     -   	 $     -
                              				=========	=========

	The deferred tax benefit in the accompanying balance sheet at December 31, 1996,includes the following components:

		Deferred tax benefit attributable to net
		  operating loss carryforwards        		$ 1,959,167

		Deferred tax benefit attributable to
		  reserve for losses under servicing
		  agreements	                              	466,163

		Deferred tax benefit applicable to
    unrealized (gain) loss on marketable
    equity securities	                    	(    8,097)

		Deferred tax asset valuation allowance		 (2,124,237)

		Net deferred tax asset                		$   292,996
                                      					==========

	The valuation allowance decreased by approximately
$235,000 due primarily to change in the amount deferred relating to reserve for losses under servicing, and difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 1995.







	(continued)

12.	INCOME TAXES (Continued)

	A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

	At December 31, 1996, for Federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $5,800,000 substantially all of which expire in 2002, 2003 and 2006, consolidated unused contribution carryforwards of approximately $22,000 expiring from 1996 - 1998.


13.	COMMITMENTS AND CONTINGENCIES

	Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $5,200,000 and $6,400,000 at December
31, 1996 and 1995, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at December 31, 1996.

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


14.	SEGMENT REPORTING

	The Company operates principally in two segments, mortgage banking and commission sales and underwriting of hazard insurance for manufactured housing primarily in the Central and Southeast region of Texas. Other segments include underwriting credit insurance, and land development through the Company's affiliated company.

14.	SEGMENT REPORTING (Continued)

	Information concerning the Company's operations in different segments follows:

                                                 	Corporate
                        	Mortgage    Insurance       and
                       	 Banking        Sales       Other       Consolidated

	For the Year Ended
	December 31, 1996

	Revenue             		$5,257,525	  $   84,791	   $  256,700	    $5,599,016
	Operating profit         	56,065	      77,374	    (  52,463)	       80,976
	Identifiable assets	   6,374,454	   1,366,157	      110,682	     7,851,293
	Depreciation	            157,168	      12,111	          442	       169,721
	Capital expenditures	     56,519	       1,506	        3,180	        61,205


	For the Year Ended
	December 31, 1995

	Revenue		             $4,701,068	  $  115,976	   $  332,095	    $5,149,139
	Operating profit	        166,823	      96,351	    ( 144,867)	      118,307
	Identifiable assets	   7,487,710	   1,338,237	      199,211	     9,025,158
	Depreciation	            177,235	      16,562	        6,492	       200,289
	Capital expenditures	      3,067	       6,217	          -   	        9,284


15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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








	(continued)

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Mortgage Loans Held for Sale

		Mortgage loans held for sale are net of any participations sold to investors. The fair value of mortgage loans held for sale is based upon the estimated price the investor is willing to pay.
The value of these loans are:

                           	Carrying Value   Market Value

		Mortgage Loans Held for Sale	$  288,753	$  292,639

	Mortgage Loans Held for Investment

		Mortgage loans held for investment are net of any participations sold and any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

                               	Carrying Value   Market Value

		Mortgage Loans Held for Investment	$2,372,436	$2,470,312

	Mortgage Servicing Rights

		Mortgage Servicing Rights is net of any
amortization taken. The fair value of the balance is based upon the market rate of servicing rights of similar loans. The value of these loans are:

                       	Carrying Value   Market Value

		Mortgage Servicing Rights	$  100,355	$  124,478

	Concentrations of Credit

		The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $3,059,450 at December
31, 1996.  Of that balance, approximately
$2,900,000 relates to funds on deposit in the settlement account with a depository institution.
The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.









	(continued)

	-31-
15.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Retirement Plans

		The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of twenty-one and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 1996, the Company incurred a total contribution expense of $10,191.












































	-32-

	PART II
	(Continued)



Item 8.  Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosures


     Not Applicable















































	-33-

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






























	-34-
	PART III
	(Continued)


Item 13.  Exhibits and Reports on Form 8-K.	Page
	 Number

(a)	Exhibits included herein:

		10 - Master Whole-Loan Purchase Agreement dated
			  March 27, 1996, between First Preference
			  Mortgage Corp. and Bank One Texas, N.A.		37 - 66

		10 - First Amendment to Master Whole-Loan
			  Purchase Agreement dated March 18, 1997,
			  between First Preference Mortgage Corp.
			  and Bank One, Texas, N.A.		67 - 68

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

	-35-

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

		10 - Fifth Renewal, Extension and Modification
Agreement
			  dated May 25, 1995, between First Preference
			  Mortgage Corp. and Pacific Southwest Bank,
F.S.B.
			  filed with Form 10-KSB for the year ended
			  December 31, 1995, on pages 34 - 37.

		10 - Sixth Modification Agreement dated January 1,
1996,
			  between First Preference Mortgage Corp. and
			  Pacific Southwest Bank, F.S.B., filed with
			  Form 10-KSB for the year ended December 31,
1995,
			  on pages 38 - 40.


(b)	Report on Form 8-K
		No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.







	-36-

MASTER WHOLE-LOAN PURCHASE AGREEMENT


	THIS AGREEMENT is entered into as of March 27, 1996, between FIRST PREFERENCE MORTGAGE CORP., a Texas corporation ("Seller"), and BANK ONE, TEXAS, N.A.
("Buyer").

		(See Section 1.1 for defined terms.)

	A.	Seller originates, acquires, markets, sells, and
services Mortgage Loans. Seller and Buyer have agreed for Buyer to purchase from Seller certain Mortgage Loans and certain Mortgage Securities arising only from the pooling of the Mortgage Loans purchased by Buyer, in each case upon and subject to the terms of the Purchase Documents, including, without limitation, the conditions that the Total-Purchase Price never exceeds the Purchase Commitment and that a Margin Deficit never exists.

	B.	Seller is obligated to pay to Buyer certain Yield
on the Total-Purchase Price.  The sale of those Mortgage
Loans and Mortgage Securities to Buyer is with the recourse to Seller described in the Purchase Documents. Under certain circumstances, Seller is entitled and sometimes obligated to repurchase those Mortgage Loans and Mortgage
Securities from Buyer.

	C.	Although Seller and Buyer intend that the
Purchases constitute the sale and purchase of Mortgage
Loans and Mortgage Securities, Seller is granting to Buyer first-priority Liens upon, among other things, the related
Mortgage Documents to secure the Obligation if the Purchases are ever characterized by Law as financings.

	ACCORDINGLY, for adequate and sufficient consideration, Seller and Buyer agree as follows:

I. SECTION .	DEFINITIONS AND REFERENCES.  Unless stated
otherwise, the following provisions apply to each Purchase
Document and annexes, exhibits, and schedules to -- and certificates, reports, and other writings delivered under -- the Purchase Documents.

A. 		Definitions.

	Actual-Termination Date means the earlier of either
(a) the Stated-Termination Date or (b) the date on which the Purchase Commitment has otherwise terminated or been canceled.

	Adjusted-Fed-Funds Rate means, at any time, an annual interest rate equal to the sum of the Fed-Funds Rate plus
(a) 1.500% for Purchases of Gestation Loans and (b) 2.625% for other Purchases

	Adjusted-Tangible-Net Worth means -- at any time and without duplication -- the sum of (a) Seller's stockholders' equity, plus (b) 1.0% of the Servicing Portfolio, minus (c) purchased servicing, originated mortgage servicing rights deferred excess servicing, rights with respect to the foregoing, and unamortized debt discount and expense, minus (d) treasury stock, minus (e) any surplus resulting from the write-up of assets, minus
(f) goodwill, including, without limitation, any amounts representing the excess of the purchase price paid for acquired assets, stock, or interests over the book value assigned to them, minus (g) patents, trademarks, service marks, trade names, and copyrights, minus (h) Seller's direct and indirect guaranties of Debt of any other Person, minus (i) Seller's obligation with respect to letters of credit, acceptances, and similar obligations, minus (j) other intangible assets.

	Affiliate means, for any Person, any other individual or entity that -- directly or indirectly through ownership, voting securities, contract, or otherwise -- controls, is controlled by, or under common control with that Person.

	Appraisal means, for any Mortgage Loan, a written statement of the market value of the real property securing it.

	Appraisal Law means any Law that is applicable to appraisals of mortgaged-residential property in connection with transactions involving that property, including, without limitation, Title XI of the Financial Institutions
Reform, Recovery, and Enforcement Act of 1989, the Federal
Deposit Insurance Corporation Improvement Act of 1991, 12
C.F.R. Chapter I, Part 34, Subpart C, 12 C.F.R. Chapter II,
Subchapter A, Part 225, Subpart G, and 12 C.F.R. Chapter
III, Subchapter B, Part 323.

	Approved Investor means (a) FHLMC and FNMA and (b) any other Person from time to time named on a list agreed to by Buyer and Seller, as that list may be amended from time to time (i) by Seller and Buyer to remove or add other names as Buyer and Seller may agree, (ii) by Buyer to remove any such other Person after Buyer has given to Seller notice of the proposed removal of that Person, or (iii) automatically -- without signing by any party -- to remove any such Person who then (A) is not Solvent, (B) fails to pay its debts generally as they become due, (C) voluntarily seeks, consents to, or acquiesces in the benefit of any Debtor Law, or (D) becomes a party to or is made the subject of any proceeding provided for by any Debtor Law -- other than as a creditor or claimant -- that could suspend or otherwise adversely affect the Rights of Seller or Buyer in connection with the transactions contemplated in the Purchase Documents.

	Average-Adjusted-Fed-Funds Rate mean, for any period, an annual interest rate equal to the quotient of (a) the sum of the Adjusted-Fed-Funds Rate for each calendar day during that period divided by (b) the number of days during that period.

	Average Balances, for any period, means (a) the quotient of (i) the sum of the Eligible Balances as of the close of business for each calendar day (which for any day that is not a Business Day are deemed for this definition to be those balances for the preceding Business Day) during that period divided by (ii) the number of calendar days during that period minus (b) amounts necessary to satisfy any deposit insurance, reserve, special deposit, Tax (other than Buyer's general corporate income or franchise Taxes), duty, or other imposition (in each case at the applicable rates) requirements applicable to Buyer for those accounts, minus (c) amounts required to compensate Buyer for direct processing and transaction costs and other services rendered in connection with those accounts according to Buyer's system of charges for similar accounts, minus (d) unless otherwise paid directly to Buyer, any amounts in those accounts utilized as of that day in the calculation of interest on any other Debt payable by Seller to Buyer or any other Person.

	Average-Base Rate means, for any period, an annual interest rate equal to the quotient of (a) the sum of the Base Rate for each calendar day during that period divided by (b) the number of days during that period.

	Average-Total-Purchase Price, for any period, means the quotient of (a) the sum of the Total-Purchase Price as of the close of business for each calendar day (which for any day that is not a Business Day is deemed for this definition to be the Total-Purchase Price as of the close of business for the preceding Business Day) divided by (b) the number of days during that period.

	Bailee Letter means, as applicable under the circumstances, one of the letters executed and delivered by Buyer in substantially the form of Exhibit A-4 or Exhibit
A-5.

	Base Rate means an annual interest rate equal from day to day to the floating annual interest rate established by Buyer from time to time as its base-rate of interest, which may not be the lowest interest rate charged by Buyer in respect of transactions similar to Purchases.

	Base-Rate Purchase means any Purchase having the Base
Rate as the applicable Yield.

	Business Day means any day other than Saturday, Sunday, and any other day that commercial banks are authorized or obligated by Law to be closed in Texas.

	Buyer is defined in the preamble of this agreement.

	Buyer Lien means any present or future first-priority
Lien securing the Obligation that is assigned, conveyed, and granted to or created for Buyer's benefit under the Purchase Documents.

	Calendar Month means that portion of a calendar month that occurs at any time from the date of this agreement to the date that the Obligation is paid in full and the Purchase Commitment has terminated or been canceled.

	Calendar Quarter means that portion of any calendar quarter that occurs at any time from the date of this agreement to the date that the Obligation is paid in full and the Purchase Commitment has terminated or been canceled.

	Closing Date means the date agreed upon by Seller and Buyer, which must be on or before the date of the initial
Purchase under this agreement.

	Company means, at any time, Seller and all of its Subsidiaries, if any.

	Compliance Certificate means a certificate executed by a Responsible Officer of Seller and delivered to Buyer in substantially the form of Exhibit B-6.

	Conventional Loan means a Mortgage Loan that (a) is not a FHA Loan or VA Loan but (b) complies with all applicable requirements for purchase under the FNMA or FHLMC standard form of conventional-mortgage-purchase contract.

	Conversion Notice means a notice executed by Seller and delivered to Buyer in substantially the form of Exhibit
B-7.

	Correction Period means ten calendar days for any Mortgage Documents for any Mortgage Loan shipped under
Section 4.7 for correction.

	Covered Rate means an annual interest rate that is (a)
1.5% for Purchases of Gestation Loans and (b) 2.625% for other Purchases.

	Current Financials means either (a) Seller's
Financials for the year ended December 31, 1994, and for the 11 months ended November 30, 1995, or (b) at any time after the Seller's annual Financials are first delivered under Section 7.1, the Seller's annual Financials then most recently delivered to Buyer and subsequent monthly
Financials then most recently delivered to Buyer.

	Debt -- for any Person and without duplication -- means (a) all obligations required by GAAP to be classified upon that Person's balance sheet as liabilities, (b) liabilities secured (or for which the holder of the liabilities has an existing Right, contingent or otherwise, to be so secured) by any Lien existing on property owned or acquired by that Person, (c) obligations that under GAAP should be capitalized for financial reporting purposes, and
(d) all guaranties, endorsements, and other contingent obligations with respect to Debt of others or in respect of any Employee Plan.

	Debtor Laws means all applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization, or similar Laws from time to time in effect and generally affecting creditors' Rights.

	Default is defined in Section 10.1.
	Default Rate means, for any day, an annual interest rate equal to the lesser of either (a) the Fed-Funds Rate plus 6.625% or (b) the Maximum Rate.

	Delivery Notice means a notice executed by Seller and delivered to Buyer in substantially the form of Exhibit B-
2.

	Distribution -- with respect to any shares of any capital stock or other equity securities issued by a Person -- means (a) the retirement, redemption, purchase, or other acquisition for value of those securities, (b) the declaration or payment of any dividend with respect to those securities, (c) any loan or advance by that Person to, or other investment by that Person in, the holder of any of those securities, and (d) any other payment by that Person with respect to those securities.

	Dry Loan means a Mortgage Loan or Mortgage Security for which all of the Mortgage Documents have been delivered to Buyer according to Section 4.3.

	Eligible-Gestation Loan means, at any time, a Gestation Loan for which the applicable conditions for eligibility described in Schedule 4.1 are satisfied.

	Eligible-Mortgage Loan means, at any time, a Mortgage
Loan that is not an Eligible-Gestation Loan and for which the applicable conditions for eligibility described in
Schedule 4.1 are satisfied.

	Eligible-Mortgage Security means, at any time, a Mortgage Security for which the applicable conditions for eligibility described in Schedule 4.1 are satisfied.

	Employee Plan means an employee-pension-benefit plan covered by Title IV of ERISA and established or maintained by Seller.

	Environmental Law means any Law that relates to the pollution or protection of the environment or to Hazardous
Substances.

	ERISA means the Employee Retirement Income Security
Act of 1974.

	ERISA Affiliates means Seller and every trade or business (whether or not incorporated) that, together with Seller, would be treated as a single-employer under S 4001 of ERISA.

	Fed-Funds Purchase means any Purchase having the Adjusted-Fed-Funds Rate as the applicable Yield.

	Fed-Funds Rate means, for any day, the annual interest rate -- rounded upwards, if necessary, to the nearest
0.01% -- determined by Buyer to be either (a) the weighted average of the rates on overnight-federal-funds transactions with member banks of the Federal Reserve
System arranged by federal-funds brokers for that day (or, if not a Business Day on the preceding Business Day) as published by the Federal Reserve Bank of New York (as published by Knight-Ridder, page 73, utilizing the Fed-Effective Rate), or (b) if not so published for any day, the average of the quotations for that day on those transactions received by Buyer from three federal-funds brokers of recognized standing it may select.

	FHA means the Federal Housing Administration within the United States Department of Housing and Urban
Development.

	FHA Loan means a Mortgage Loan which is either (a) fully or partially insured by FHA under the National
Housing Act or Title V of the Housing Act of 1949,
(b) subject to a current, binding, and enforceable commitment issued by FHA for that insurance, or
(c) eligible for direct endorsement under the FHA Direct
Endorsement Program.

	FHLMC means the Federal Home Loan Mortgage
Corporation.

	Financials means balance sheets, profit and loss statements, statements of cash flow, and any other financial statements, reports, or information specified by Buyer.

	FNMA means the Federal National Mortgage Association.

	Form T-37 means, at any time, the Form T-37
Immediately Available Funds Procedure Agreement promulgated by the State Board of Insurance of the State of Texas under Chapter Nine of the Texas Insurance Code.

	GAAP means generally accepted accounting principles of the Accounting Principles Board of the American Institute of Certified Public Accountants and the Financial
Accounting Standards Board that are applicable from time to time.

	Gestation Loan means a Mortgage Loan that is subject to the Gestation Sublimit and is supported by the Margin
Amount applicable to Gestation Loans.

	Gestation Sublimit means, at any time, 20% of the Purchase Commitment.

	Guide means the following, as applicable under the circumstances, for (a) FHLMC, the Freddie Mac Sellers' &
Servicers' Guide dated September 17, 1984 and (b) FNMA, the
Fannie Mae Servicing Guide dated June 30, 1990.

	Hazardous Substance means any substance (a) the presence of which requires removal, remediation, or investigation under any Environmental Law, or (b) that is defined or classified as a hazardous waste, hazardous material, pollutant, contaminant, or toxic or hazardous substance under any Environmental Law.

	Investments means -- for any Person -- any loan, advance, extension of credit, or capital contribution by that Person to, any investment by that Person in, or purchase by that Person or commitment by that Person to purchase any stock or other securities or evidences of Debt of, or interests in, any other individual or entity.

	IRC means the Internal Revenue Code of 1986.

	Jumbo Loan means a Mortgage Loan (other than a FHA
Loan or VA Loan) that complies with all applicable requirements for purchase under the FNMA or FHLMC standard form of conventional mortgage purchase contract then in effect except that the amount of it exceeds the maximum loan amount under those requirements.

	Jumbo Sublimit -- at any time and except as otherwise approved by Buyer in writing -- means (a) for all Jumbo
Loans, 10% of the Purchase Commitment, and (b) for any Jumbo Loan in excess of $500,000, only the first $500,000.

	Laws means all applicable statutes, laws, treaties, ordinances, rules, regulations, orders, writs, injunctions, decrees, judgments, opinions, and interpretations of any Tribunal.

	Lien means any lien, mortgage, security interest, pledge, assignment, charge, title retention agreement, or encumbrance of any kind and any other arrangement for a creditor's claim to be satisfied from assets or proceeds prior to the claims of other creditors or the owners.

	Litigation means any action by or before any Tribunal.

	Management Report means a report delivered by a Responsible Officer of Seller to Buyer in substantially the form of Exhibit B-5.

	Margin Amount means, at any time, the amount calculated according to Schedule 4.2.

	Margin-Amount Report means a report executed by Buyer and delivered to Seller in substantially the form of Exhibit B-3.

	Margin Deficit means, at any time, the amount by which any of the limitations of Section 2.1 or Schedule 4.2 are exceeded.

	Market Value, at any time, means (a) for Mortgage
Loans -- except as provided in clause (b) below -- a market value based upon the then-most recent posted net yield for 30-day mandatory future delivery furnished by FNMA and published and distributed by Telerate Mortgage Services or Knight-Ridder or (if that posted net yield is not available from these services) obtained by Buyer from FNMA, (b) for Jumbo Loans or any other Mortgage Loan when the posted rate is not available from FNMA, the value determined in good faith by Buyer, and (c) for Mortgage Securities, the applicable Take-Out Prices, as detailed in the then most-recent Take-Out Report delivered by Seller under this agreement of all Take-Out Commitments relating to Mortgage
Securities.

	Material-Adverse Event means any circumstance or event that, individually or collectively, is reasonably expected to result in any (a) impairment of Seller's ability to perform any of its payment or other material obligations under any Purchase Document or Buyer's ability to enforce any of those obligations or any of its Rights under any Purchase Document, (b) material-adverse effect on Seller's (individual or consolidated) financial condition financial condition represented to Buyer in the Current Financials delivered to Buyer as of the date of this agreement, (c) material-adverse effect on any Mortgage Loan or Mortgage Security purchased and owned by Buyer under the Purchase Documents, or (d) Default.

	Material Agreement means, for any Person, any agreement to which that Person is a party, by which that Person is bound, or to which any assets of that Person may be subject, and that is not cancelable by that Person upon less than 30-days notice without liability for further payment other than nominal penalty, and the default under which or cancellation or forfeiture of which would be a Material-Adverse Event.

	Maximum Amount and Maximum Rate respectively mean, for any day, the maximum non-usurious amount and the maximum non-usurious rate of interest that, under applicable Law, Buyer is permitted to contract for, charge, take, reserve, or receive as part of the Obligation if the Purchases were characterized by Law as financings.

	Mortgage Documents means the documents and other items described on Schedule 4.3 and required to be delivered to Buyer under Section 4.3.

	Mortgage Group is defined on Schedule 4.2.

	Mortgage Loan means a loan that is not a construction or non-residential commercial loan, is evidenced by a valid promissory note, and is secured by a mortgage, deed of trust, or trust deed that grants a perfected first-priority
Lien on the residential-real property.

	Mortgage Pool means a (a) "group" or "grouping" of
Mortgage Loans assembled according to -- and as that term is used in -- the FHLMC Guide, (b) "pool" of Mortgage Loans assembled according to -- and as that term is used in -- the FNMA Guide, or (c) any other pool of Mortgage Loans assembled by an Approved Investor securing -- and providing for pass-through payments of principal and interest on -- its Mortgage Securities.

	Mortgage Security means a security -- in respect of an underlying pool of related Mortgage Loans that have been purchased by Buyer under the Purchase Documents -- that provides for payment by the issuer to the holder of specified principal installments and a fixed-interest rate on the unpaid balance, with all prepayments being passed through to the holder, and is issued in certificate or book-entry form.

	Multiemployer Plan means a multiemployer plan as defined in SS 3(37) or 4001(a)(3) of ERISA or S 414(f) of the IRC to which any ERISA Affiliate is making, or has made, or is accruing, or has accrued, an obligation to make contributions.

	Obligation means all (a) present and future indebtedness, obligations, and liabilities of Seller to Buyer and related to any Purchase Document, whether in the form of Yield, repurchase obligations, fees, costs, attorneys' fees, or otherwise or (if the Purchases are ever characterized by Law as financings) principal or interest,
(b) amounts that would become due but for operation of 11
U.S.C. SS 502 and 503 or any other provision of Title 11 of the United States Code, (c) pre- and post-maturity interest on any of the foregoing, including, without limitation, all post-petition interest if Seller voluntarily or involuntarily files for protection under any Debtor Law, and (d) all renewals, extensions, and modifications of any of the foregoing.

	Payment Account means a non-interest bearing deposit account established by Seller with Buyer that is (a) styled and numbered as described on the signature page(s) to this agreement and (b) for the deposit of Purchase Prices by Buyer to Seller according to the Purchase Documents.

	PBGC means the Pension Benefit Guaranty Corporation.

	Permitted Debt means Debt described on Schedule 8.1.

	Permitted Investments means Investments described on
Schedule 8.3.

	Permitted Liens means Liens described on Schedule 8.2.

	Person means any individual, entity, or Tribunal.

	Potential Default means the occurrence of any event or existence of any circumstance that would -- upon notice, time lapse, or both -- become a Default.

	Purchase means the sale by Seller and purchase by Buyer of a Mortgage Loan or Mortgage Security and related
Mortgage Documents under this agreement.

	Purchase Commitment means $25,000,000.

	Purchase Date means, for any Purchase, the date the Purchase Price for it is paid to Seller.

	Purchase Documents means (a) this agreement, certificates and reports delivered under this agreement, and exhibits and schedules to this agreement, (b) all agreements, documents, and instruments in favor of Buyer ever delivered under this agreement or otherwise delivered in connection with any of the Obligation, and (c) all renewals, extensions, and restatements of, and amendments and supplements to, any of the foregoing.

	Purchase Price -- at any time and for a Mortgage Loan or Mortgage Security -- means the sum of (a) the purchase price paid by Buyer to Seller for the Purchase of that Mortgage Loan or Mortgage Security under Section 2.3 minus
(b) any amount paid by Seller to Buyer in respect of Purchase Price (but not the Yield for or fees in respect of) that Mortgage Loan or Mortgage Security.

	Purchase Request means a request executed by Seller and delivered to Buyer in substantially the form of Exhibit B-1.

	Regulation U means Regulation U promulgated by the Board of Governors of the Federal Reserve System, 12 C.F.R.
Part 221.

	Regulation X means Regulation X promulgated by the Board of Governors of the Federal Reserve System, 12 C.F.R.
Part 224.

	Representatives means representatives, officers, directors, employees, attorneys, and agents.

	Repurchase Request means a Repurchase Request executed and delivered by Seller to Buyer in substantially in the form of Exhibit C-7.

	Responsible Officer means , for Seller, its chairman, president, executive vice president, vice president, or other officer that Seller may designate as a Responsible
Officer in writing to Buyer.

	Rights means rights, remedies, powers, privileges, and benefits.

	Security Agreement means the Security Agreement executed by Seller and Buyer in substantially the form of Exhibit A-1.

	Seller is defined in the preamble to this agreement.

	A "servicer" means variously a "seller," "servicer,"
"issuer," or "lender," as defined or used in the applicable
Guide in respect of a Person having Servicing Rights.

	Servicing Portfolio means, at any time, the total unpaid principal amount of Mortgage Loans serviced by Seller for a fee other than any Mortgage Loans serviced by Seller under a subservicing agreement or a master servicing agreement.

	Settlement Account means a non-interest bearing, restricted, deposit account established by Buyer that is
(a) styled and numbered as described on the signature page(s) to this agreement and (b) for the deposit of (i) payments from investors in respect of Mortgage Loans and Mortgage Securities purchased and owned by Buyer under the Purchase Documents and (ii) payments by Seller to Buyer according to the Purchase Documents.

	Shipping Period means 21 calendar days for the Mortgage Documents for any Mortgage Loan shipped to or for an investor under Section 4.6.

	Shipping Request means a Shipping Request executed and delivered by Seller to Buyer in substantially the form of Exhibit A-3.

	Solvent means, for any Person, that (a) the fair-market value of its assets exceeds its liabilities, (b) it has sufficient cash flow to enable it to pay its debts as they mature, and (c) it does not have unreasonably small capital to conduct its businesses.

	Stated-Termination Date means March 26, 1997.

	Subsidiary of any Person means any entity of which at least 50% (in number of votes) of the stock (or equivalent interests) is owned of record or beneficially, directly or indirectly, by that Person.
	Take-Out Commitment means a binding commitment from an Approved Investor to purchase Mortgage Loans or Mortgage Securities, acceptable in form and substance to Buyer, in favor of Seller with respect to which there is be no condition which cannot be reasonably anticipated to be satisfied or complied with before its expiration.

	Take-Out Price means, at any time, the amount described and calculated as provided on Schedule 4.2.

	Take-Out Report means a report delivered by Seller to Buyer substantially in the form of Exhibit B-4.

	Taxes means, for any Person, taxes, assessments, or other governmental charges or levies imposed upon it, its income, or any of its properties, franchises, or assets.

	Total-Adjusted Debt means -- for Seller and at any time -- the sum of (a) total Debt, plus (b) the Total-
Purchase Price, minus (c) obligations under repurchase agreements, minus (d) obligations under escrow-arbitrage-type facilities, minus (e) Permitted Debt expressly subordinated to the Obligation.

	Total-Purchase Price means, at any time, the total of all Purchase Prices.

	Tribunal means any (a) local, state, or federal judicial, executive, or legislative instrumentality,
(b) private arbitration board or panel, or (c) central bank.

	Trust Receipt means a Trust Receipt and Agreement executed and delivered by Seller to Buyer in substantially the form of Exhibit A-6.

	UCC means the Uniform Commercial Code as enacted in Texas or other applicable jurisdictions.

	VA means the Veteran's Administration.

	VA Loan means a Mortgage Loan either (a) full or partial payment of which is guaranteed by VA under the Servicemen's Readjustment Act of 1944 or Chapter 37 of
Title 38 of the United States Code, (b) for which VA has issued a current binding and enforceable commitment for such a guaranty, or (c) which is subject to automatic guarantee by VA -- which in each case, the applicable guaranty, commitment to guarantee, or automatic guaranty is for the maximum amount permitted by Law.

	Wet Period  means five Business Days for the Mortgage
Documents for any Wet Loan.

	Wet Loan means a Mortgage Loan for which all of the Mortgage Documents have not been delivered to Buyer according to Section 4.3.

	Wet Sublimit means (a) at any time during the first three and last five Business Days of a Calendar Month, 25%
of the Purchase Commitment, and (b) at any other time, 20% of the Purchase Commitment.

	Wire Instructions means, for any Person, the information for wire transfers of funds to that Person, which (until changed by written notice to all other parties to this agreement) are stated beside its name on the signature page(s) to this agreement.

	Yield means the rate of return accruing on the Total-
Purchase Price under Section 3.3.

A. 		Time References.  Unless otherwise
specified, in the Purchase Documents (a) time references
(e.g., 10:00 a.m.) are to time in Dallas, Texas, and (b) in calculating a period from one date to another, the word
"from" means "from and including" and the word "to" or "until" means "to but excluding."

A. 		Other References.  Unless otherwise
specified, in the Purchase Documents (a) where appropriate, the singular includes the plural and vice versa, and words of any gender include each other gender, (b) heading and caption references may not be construed in interpreting provisions, (c) monetary references are to currency of the United States of America, (d) section, paragraph, annex, schedule, exhibit, and similar references are to the particular Purchase Document in which they are used, (e) references to "telecopy," "facsimile," "fax," or similar terms are to facsimile or telecopy transmissions, (f) references to "including" mean including without limiting the generality of any description preceding that word, (g) the rule of construction that references to general items that follow references to specific items as being limited to the same type or character of those specific items is not applicable in the Purchase Documents, (h) references to any Person include that Person's heirs, personal representatives, successors, trustees, receivers, and permitted assigns, (i) references to any Law include every amendment or supplement to it, rule and regulation adopted under it, and successor or replacement for it, and (j) references to any Purchase Document or other document include every renewal and extension of it, amendment and supplement to it, and replacement or substitution for it.

A. 		Accounting Principles.  Unless otherwise
specified, in the Purchase Documents (a) GAAP determines all accounting and financial terms and compliance with financial covenants, (b) GAAP in effect on the date of this agreement determines compliance with financial covenants,
(c) otherwise, all accounting principles applied in a current period must be comparable in all material respects to those applied during the preceding comparable period, and (d) while Seller has any consolidated Subsidiaries
(i) all accounting and financial terms and compliance with reporting covenants must be on a consolidating and consolidated basis, as applicable and (ii) compliance with financial covenants must be on a consolidated basis.


I. SECTION .	PURCHASES.

A. 		Purchase Commitment.  Subject to the
Purchase Documents, Buyer commits to purchase Eligible-
Mortgage Loans and Eligible-Mortgage Securities from time to time so long as:

 	The Total-Purchase Price may never exceed the lesser of either the Purchase Commitment or the Margin Amount.

	 	The Total-Purchase Price for all Gestation Loans may never exceed the lesser of either the Gestation Sublimit or the Margin Amount applicable to Gestation Loans.

	 	The Total-Purchase Price of all Wet Loans may never exceed the Wet Sublimit.

	 	Each Purchase Date must be a Business Day before the Actual-Termination Date.

	 	The Total-Purchase Price paid by Buyer on a Purchase Date may not be less than $25,000.

A. 		Purchase Request and Mortgage Documents.
Seller may only request that Buyer make a Purchase by delivering to Buyer a Purchase Request -- which is irrevocable and binding on Seller when delivered -- for the applicable Purchases before 11:00 a.m. on the Purchase
Date for them and by complying with the following applicable provisions:

	(a)	Dry Loan.  For each Dry Loan, Seller must
have also timely delivered to Buyer a  Delivery Notice
(which may not be by fax) and the Mortgage Documents required under Section 4.3.

	(b)	Wet Loan.  For each Wet Loan, Seller must
have also timely delivered to Buyer a Delivery Notice
(which may be by fax) identifying and describing that Wet Loan and the amount of Margin Amount applicable to it. All of the Mortgage Documents for that Wet Loan required by Section 4.3 need not have been delivered to Seller, but Seller's delivery of the related
Delivery Notice constitutes Seller's confirmation of its assignment and transfer of each Mortgage Document offered for sale in that Delivery Notice and (if the related Purchases were characterized by Law as a financing) its grant under the Purchase Documents of Buyer Liens -- from the applicable Purchase Date -- on each such Mortgage Document that is perfected subject to the delivery of the related promissory note for that Wet Loan to Buyer or its bailee.

A. 		Purchase Price.  The Purchase Price for each
purchased Mortgage Loan or Mortgage Security is the Margin Amount applicable to it. When requested by Seller, Buyer may in its sole discretion elect to enter into Forms T-37 to facilitate the purchase of Mortgage Loans to be purchased by it under the Purchase Documents. Any such Form T-37 is effective only as to the closing of the Mortgage Loans that Buyer is purchasing and not any other transactions of Seller. The provisions of this agreement control if in conflict (i.e., the provisions contradict each other as opposed to merely containing additional provisions that are not in conflict) with the provisions of any Form T-37. Buyer shall (a) for a Dry Loan, deposit the Purchase Price for it into the Payment Account, and (b) for each Wet Loan, either -- as designated in the Purchase Request for it -- wire transfer the Purchase Price for it or deposit the Purchase Price for it into the Payment Account and allow the Net Proceeds Check (as defined in the applicable Form T-37) to be drawn on the Payment Account.

A. 		Buyer as Owner.   Upon Buyer's payment of
the Purchase Price for a Mortgage Loan or Mortgage
Security, Buyer immediately acquires full beneficial ownership of that Mortgage Loan or Mortgage Security and all related Mortgage Documents. Subject to the Purchase
Documents, Seller shall continue to hold legal title to such Mortgage Loan or Mortgage Security solely for purposes of loan servicing and administration.

A. 		True Sale; Limited Duty to Repurchase.
Each Purchase is intended -- and must be considered -- to be a true sale of Mortgage Loans and Mortgage Securities, as applicable, with Buyer paying, and Seller receiving, adequate and sufficient consideration for each Purchase.
Except as provided in Section 3.4, Seller has no obligation to repurchase any Mortgage Loans or Mortgage Securities from Buyer. At no time may this agreement or any Purchase be deemed to be a loan or financing arrangement.

A. 		Relationships and Roles.  The Purchase
Documents do not -- and may not be construed to -- create a partnership or joint venture between Buyer and Seller or to make Seller Buyer's agent. Seller is only the seller of the Mortgage Loans and Mortgage Securities bought by Buyer under the Purchase Documents and is to thereafter act as an independent contractor for Buyer in respect of loan servicing and administration with respect to those Mortgage
Loans and Mortgage Securities with the same fiduciary duties to Buyer in respect of those Mortgage Loans and Mortgage Securities as has a trustee. In that capacity, Seller may not, except as specifically provided in the Purchase Documents, transfer legal title to -- or its role as servicer and trustee in respect of -- those Mortgage
Loans or Mortgage Securities or any related Mortgage
Document, and any other purported transfer in any respect is void from the beginning. Seller may not represent to any Person that it owns any of those Mortgage Loans, Mortgage Securities, or related Mortgage Documents.

A. 		Termination.  The Purchase Commitment
automatically terminates in full on the Stated-Termination
Date.   After giving written and irrevocable notice to
Buyer at least five Business Days before the effective date of any termination, Seller may fully or partially terminate the Purchase Commitment before the Stated-Termination Date.
Once terminated, no part of the Purchase Commitment may be reinstated except by an amendment to this agreement.


I. SECTION .	SELLER'S PAYMENTS.

A. 		Absolute Obligations.  Seller's payment
obligations under the Purchase Documents are unconditional and absolute without deduction for set off or otherwise.
Seller and Buyer intend that the Purchases constitute the sale and purchase of Mortgage Loans and Mortgage
Securities. If, however, the Purchases are ever characterized by Law as financings, then for value received
Seller promises to pay to Buyer's order the Total-Purchase
Price, the Yield as interest on the Total-Purchase Price, and the balance of the Obligation according to the Purchase
Documents.

A. 		Payment Procedures.  Seller shall make each
payment and prepayment on the Obligation to Buyer according to Buyer's Wire Instructions in funds that are available for immediate use by Buyer by the day the payment or prepayment is due. Payments that are received by 3:00 p.m.
on a Business Day are deemed received on that Business Day.
Payments that are received after 3:00 p.m. on a Business
Day are deemed received on the next Business Day. Subject to Section 3.3(g), Yield continues to accrue through the calendar day immediately before the Business Day on which the payment is deemed received.

A. 		Yield.

	(a)	Payments.  Seller shall pay the total Yield
to Buyer as it accrues according to the following table:

Yield-
Except Yield
accruing at the
Default Rate

Payable-
On (a) the 15th day of each
Calendar Month as it accrued
on the last day of the
preceding Calendar Month and
(b) on the Actual-Termination
Date

Yield-
Yield accruing at
the  Default Rate

Payable-
On demand as it accrues


	(b)	Non-Default.  Subject to clause (c) below,
the Total-Purchase Price bears a Yield equal to the lesser of either the Maximum Rate or the Yield applicable in the following table:

Total-Purchase Price-
Average-Total-Purchase
Price for any Calendar
Month that does not exceed
the Average Balances for
that Calendar Month

Yield-
Covered Rate

Total-Purchase Price-
Average-Total-Purchase
Price and not bearing the
Covered Rate for any
Calendar Month

Yield-
Average-Base Rate or
Average-Adjusted-Fed-
Funds Rate for that
Calendar Month,
whichever is lower


	(c)	Default.  All Total-Purchase Price, Yield,
fees, and other Obligation that is not paid to Buyer when due under the Purchase Documents bears a Yield equal to the Default Rate.

	(d)	Rate Changes.  Each change in the Fed-Funds
Rate, Base Rate, and the Maximum Rate is effective
upon the effective date of change without notice to
Seller or any other Person.
	(e)	Calculations.  Yield is calculated on the
basis of actual days (including the first but excluding the last) over a 360-day year -- unless the calculation would result in an annual rate greater than the Maximum Rate, in which event Yield is calculated on the basis of the actual days in that year. All Yield determinations and calculations by Buyer are conclusive and binding absent manifest error.

	(f)	Recapture.  If the designated Yield exceeds
the Maximum Rate, then that Yield is limited to the Maximum Rate. However, any subsequent reductions in the designated Yield may not become effective until the total amount of accrued Yield equals the amount of Yield that would have accrued if that designated Yield had always been in effect. If, upon the Actual-
Termination Date or final payment by Seller of all Total-Purchase Price repayable by it under the Purchase Documents, the total Yield paid or accrued is less than the Yield that would have accrued if the designated Yields had always been in effect, then, at that time and to the extent permitted by Law, Seller shall pay to Buyer amount equal to the difference of
(i) the lesser of either the amount of Yield that would have accrued if the designated Yields had always been in effect or the amount of Yield that would have accrued if the Maximum Rate had always been in effect, minus (ii) the amount of Yield actually paid or accrued under the Purchase Documents.

	(g)	Maximum Rate.  Regardless of any Purchase
Document provision, Buyer is never entitled to contract for, charge, take, reserve, receive, or apply, as Yield on all or any of the Obligation any amount in excess of the Maximum Rate. If Buyer ever does so, then any excess is treated as a partial prepayment of Obligation other than Yield, and any remaining excess shall be refunded to Seller, as the case may be. In determining if the Yield paid or payable exceeds the Maximum Rate, Seller and Buyer shall, to the extent lawful (i) treat all Purchases as but a single transaction, (ii) characterize any nonprincipal payment as an expense, fee, or premium rather than as Yield, (iii) exclude voluntary prepayments and their effects, and (iv) amortize, prorate, allocate, and spread the total amount of Yield throughout the full-contemplated term of the Obligation. However, if the Obligation is paid in full before the end of that full-contemplated term and the Yield received for the Obligation's actual period of existence exceeds the Maximum Amount, then Buyer shall refund any excess without being subject to any penalties provided by any Laws. If Texas Laws are applicable for purposes of determining the "Maximum
Rate" or the "Maximum Amount," then those terms mean the "indicated rate ceiling" from time to time in effect under Article 1.04, Title 79, Texas Revised
Civil Statutes, as amended.  Chapter 15, Subtitle 79,
Texas Revised Civil Statutes, 1925 (which regulates certain revolving credit loan accounts and revolving triparty accounts), does not apply to the Obligation.

A. 		Repayment of Purchase Price.  Seller shall
repay all or portions of the Total-Purchase Price to Buyer as follows:

	(a)	Voluntary Repurchase.  If a Default,
Potential Default, or Margin Deficit does not exist and would not exist immediately after the repurchase, then Seller may request that Buyer reconvey to Seller any Mortgage Loan or Mortgage Security by executing and delivering to Buyer a Repurchase Request at least by 10:00 a.m. on the Business Day before the Business
Day on which the reconveyance is requested to occur, which request must identify the one or more Mortgage
Loans and Mortgage Securities to be reconveyed and by paying the Total-Purchase Price applicable to those Mortgage Loans and Mortgage Securities to Buyer on the date of the reconveyance.

	(b)	Mandatory Repurchase.  Seller shall
repurchase from Buyer:

	(i)	Upon demand whenever a Margin Deficit
exists, those Mortgage Loans or Mortgage
Securities designated by Buyer for reconveyance to Seller in order to eliminate that Margin
Deficit unless Seller has first sold and delivered to Buyer sufficient Eligible-Mortgage
Loans or Eligible-Mortgage Securities in order to eliminate that Margin Deficit.

	(ii)	On the Actual-Termination Date, all of
the Mortgage Loans and Mortgage Securities purchased and then owned by Buyer under the Purchase Documents.

A. 		Order of Application.  All payments and
proceeds paid or payable to Buyer under the Purchase
Documents -- whether voluntary, involuntary, through the exercise of any Right of set off or other Right, realization against collateral, or otherwise -- shall be applied in the following order:

1. 		No Default.  While no Default exists,
in the order and manner as Seller directs.

1. 		Default or No Direction.  While a
Default exists or if Seller fails to give any direction, in the following order and manner:

 	All costs and expenses incurred by Buyer in connection with the Purchase Documents -- including, without limitation, fees and expenses paid by Buyer to any servicing companies retained by Buyer to assist it in servicing any Mortgage Loans or Mortgage
Securities required to be serviced, to any attorneys, or to any agents -- that have not been reimbursed by Seller, together with interest at the Default Rate.

 	Yield.

 	Total-Purchase Price repayable to Buyer.

 	All other portions of the Obligation.

 	Either (i) to Seller or to its successors or assigns on behalf of Seller, to be divided between them as they may agree or (ii) as a court of competent jurisdiction may direct.

A. 		Additional Costs.  If  (a) any change after
the date of this agreement in any present Law or any future
Law regarding capital adequacy or compliance by Buyer with any request, directive, or requirement now or in the future imposed by any Tribunal regarding capital adequacy or any change in the risk category of this transaction reduces the rate of return on its capital as a consequence of its obligations under this agreement to a level below that which it otherwise could have achieved (taking into consideration its policies with respect to capital adequacy) by an amount deemed by it to be material (and it may, in determining the amount, utilize reasonable assumptions and allocations of costs and expenses and use any reasonable averaging or attribution method), then (b)
Buyer shall notify Seller and deliver to Seller a certificate stating in reasonable detail the calculation of the amount necessary to compensate it (which certificate is presumed correct), and (c) Seller shall pay that amount to Buyer within ten days after demand. This section survives the full satisfaction of the Obligation, termination of the Purchase Documents, reconveyance of any or all Mortgage
Loans and Mortgage Securities to Seller, and release of Buyer Liens.

A. 		Fees.  The following are not compensation
for the use, detention, or forbearance of money, are in addition to and not in lieu of Yield and expenses otherwise described in the Purchase Documents, are non-refundable, bear Yield if not paid when due at the Default Rate, and are calculated on the basis of actual days (including the first but excluding the last) elapsed over a year of 360 days (or actual days during that year, if the calculation would otherwise result in exceeding the Maximum Amount and the payment were deemed to be interest notwithstanding the above provisions to the contrary):

	(a)	Handling and Other Fees.  Promptly upon
being invoiced by Buyer on a monthly basis, Seller shall pay to Buyer (i) handling fees equal to the greater of either $15 per Mortgage Loan and Mortgage
Security purchased and owned by Buyer under the Purchase Documents or $1,000 and (ii) any other custodial or other fees separately agreed to by Seller and Buyer in writing.

	(b)	Commitment Fee.  On the last day of each
calendar quarter -- beginning on March 31, 1996 -- and on the Actual-Termination Date, Seller shall pay to Buyer a commitment fee. Each payment of that commitment fee is calculated:

		 	For the period (the "fee-calculation
period") from the later of either the
Closing Date or the date the last payment of the commitment fee was due through the date that it the current payment of it is due.

		 	0.0018% of the amount during the fee-
calculation period that the daily-average
Total-Purchase Price is less than) 60% of the daily-average Purchase Commitment.


I. SECTION .	MORTGAGE DOCUMENTS.

A. 		Eligibility.  The eligibility requirements
for Mortgage Loans and Mortgage Securities to be purchased by Buyer under the Purchase Documents and then and thereafter to be included in the calculation of the Margin
Amount are listed on Schedule 4.1. If at any time any Mortgage Loan or Mortgage Security purchased and owned by Buyer under the Purchase Documents ceases to meet those eligibility requirements, then that Mortgage Loan or Mortgage Security is automatically excluded from all calculations of the applicable Margin Amount.

A. 		Margin Amount.  The elements for calculating
the Margin Amount are listed on Schedule 4.2. By 2:00 p.m. on the date of any Purchase or repurchase of Mortgage Loans or Mortgage Securities, Buyer shall deliver to Seller a Margin-Amount Report prepared on the basis of the information provided by Seller in the most recent Take-Out Report and other information then available to Buyer as provided in this agreement.

A. 		Document Delivery.  Seller must comply with
all the required procedures in Schedule 4.3 for Mortgage
Loans and Mortgage Securities offered for a Purchase under this agreement by no later than 11:00 a.m. on (a) the Purchase Date for the purchase of each Dry Loan and
(b) the fifth Business Day after the Purchase Date for the Purchase of each Wet Loan. By 11:00 a.m. on the Business
Day that Seller is converting any Mortgage Loan to a Gestation Loan, Seller shall execute and deliver to Buyer a Conversion Notice.

A. 		Buyer Liens.  Seller and Buyer intend that
the Purchases constitute the sale and purchase of Mortgage
Loans and Mortgage Securities. In the event, however, that the Purchases were ever to be characterized by Law as financings, then Seller shall execute and deliver the Security Agreement and related Financing Statements in order to create and perfect Buyer Liens in all of the Mortgage Documents related items of property and rights that are more particularly described in the Security
Agreement.

A. 		Bailee and Agent.  Buyer appoints Seller --
and Seller shall act -- as Buyer's (a) special agent for the sole and limited purpose of obtaining and maintaining
Appraisals for Mortgage Loans as required by the Purchase
Documents and (b) bailee to (i) hold in trust for Buyer (A) the original recorded copy of the mortgage, deed of trust, or trust deed securing each Mortgage Loan, (B) a mortgagee policy of title insurance (or binding unexpired and unconditional commitment to issue such insurance if the policy has not yet been delivered to Seller) insuring
Seller's perfected, first priority Lien created by that mortgage, deed of trust, or trust deed, (C) the original insurance policies referred to in Part A.6(c) on Schedule
4.1, and (D) all other original documents, including any undelivered Take-Out Commitments, promissory notes, and Mortgage Securities, (ii) specifically identify those items in the appropriate Delivery Notice, and (iii) deliver to Buyer any of the foregoing items as soon as reasonably practicable upon Buyer's request.

A. 		Shipment for Sale.

1. 		Shipment of Collateral.  If no Default,
Potential Default, or Margin Deficit exists and if shipment would not result in any Approved Investor
(other than FNMA or FHLMC, or any other investor that Buyer has approved in writing) or its servicers and custodians holding Mortgage Documents for Mortgage
Loans purchased and then owned by Buyer under the Purchase Documents with more than a total $5,000,000 face amount, then Seller may -- by a Shipping Request delivered to Buyer by 11:00 a.m. on the Business Day of shipment -- request Buyer to ship Mortgage
Documents to an Approved Investor or its servicer or custodian for purchase or pooling of the related
Mortgage Loans. If Buyer has no actual knowledge that any of the above conditions have not been satisfied, then Buyer shall ship the Mortgage Documents it holds for those Mortgage Loans to that Approved Investor or its servicer or custodian under the appropriate Bailee
Letter.

1. 		Ineligibility.  Mortgage Loans for
which Mortgage Documents have been shipped under clause (a) above, unless those Mortgage Documents are returned to Buyer, cease to be Eligible-Mortgage Loans
(i) to the extent that Collateral Documents for Mortgage Loans with more than a total face amount of $5,000,000 are held by or for any Approved Investor
(other than FNMA and FHLMC or any other investor that Buyer has approved in writing) and (ii) upon the earlier of either the termination of Buyer's ownership of those Mortgage Loans or release of the Buyer Liens in them, as the case may be, under clause (c) below or the expiration of the Shipping Period for those Mortgage Documents.

1. 		Termination or Release.  Buyer's
ownership interest or the Buyer Liens, as the case may be, in respect of Mortgage Documents shipped under clause (a) above continue until either (i) Buyer receives payment in the Settlement Account in an amount at least equal to the price paid by the purchaser for each Eligible-Mortgage Loan so sold or
(ii) in the case of Mortgage Loans being sold or exchanged for Mortgage Securities, Eligible-Mortgage
Securities are delivered to or for Buyer according to
Schedule 4.3 and other applicable provisions of the Purchase Documents.

1. 		Certain Credits.  Buyer is not
obligated at any time to credit Seller for any amounts due from any purchase of any Mortgage Documents contemplated under this agreement until Buyer has actually received immediately available funds for those Mortgage Documents in the amount required under this agreement. Buyer is not obligated at any time to collect any amounts or otherwise enforce any obligations due from any purchaser in respect of any such purchase.

A. 		Shipment for Correction.  If no Default,
Potential Default, or Margin Deficit exists or occurs as a result of the shipment and if shipment would not result in any Mortgage Documents for Mortgage Loans purchased and then owned by Buyer under the Purchase Documents with more than a total face amount of $1,000,000 being outstanding for correction, then Seller may -- by a Trust Receipt delivered to Buyer -- request that Buyer ship to Seller the entire mortgage loan file of Mortgage Documents for any Mortgage Loan so that certain of those Mortgage Documents may be corrected or replaced for clerical or other non-substantive mistakes. If Buyer has no actual knowledge that any of the above conditions have not been satisfied, then and subject to the limitations below, then Buyer shall ship to Seller the entire mortgage loan file of Mortgage
Documents to be corrected or replaced. Seller shall re-deliver to Buyer the corrected Mortgage Documents (meeting the requirements of Schedule 4.3) before the expiration of the applicable Correction Period. Mortgage Loans for which Mortgage Documents have been shipped under this section, unless returned to Buyer, cease to be Eligible-Mortgage
Loans (a) to the extent that Mortgage Documents for Mortgage Loans purchased and then owned by Buyer under the Purchase Documents with more than a total face amount of $1,000,000 are outstanding for correction at any time and
(b) upon the expiration of the applicable Correction
Period. The Buyer Liens on any Mortgage Documents shipped under this section continue in full force and effect.

A. 		Servicing Mortgage Loans.   Seller shall
service all Mortgage Loans and Mortgage Securities purchased and owned by Buyer under this agreement as Buyer's trustee.

1. 		Servicing Responsibilities.  Seller
shall (i) service those Mortgage Loans and Mortgage
Securities with the same degree of care that (A) it would exercise with respect to loans and securities owned by Seller, (B) is generally exercised by and expected from a prudent lender and in accordance with good and prudent mortgage practices, and (C) is legally required of a trustee, (ii) be responsible for the execution of all appropriate notices and all other acts necessary to protect title in Buyer for those Mortgage Loans and Mortgage Securities, and (iii) be responsible for preserving all Rights in those Mortgage Loans and administering them in all respects consistent with applicable Laws and the standards stated above except that Seller must consult with Buyer and obtain Buyer's consent before approving any assumption or similar third-party agreement with respect to any such Mortgage Loan or Mortgage
Security.

1. 		Remittance.   Seller shall be
responsible for collecting, segregating, reporting, and (upon Buyer's demand while a Default exists) delivering to Buyer all principal, interest, and other payments payable or prepaid under each such Mortgage
Loan and Mortgage Security.

1. 		Records Maintenance.   Seller, as
Buyer's trustee, shall be responsible for maintaining a complete set of books and records, satisfactory to Buyer, as to all Mortgage Loans and Mortgage
Securities, including, without limitation, a record of each receipt and each disbursement.

1. 		Advances.   Seller may not make any
additional advances under any such Mortgage Loan or Mortgage Security except (i) additional advances only with respect to Taxes and insurance premiums then due in respect of any such Mortgage Loan or Mortgage
Security or (ii) as Buyer may otherwise agree (in its sole discretion) in writing before the advance is made. Seller shall promptly note each such advance in its books and records.

1. 		Seller's Servicing Fee.  Seller shall
be entitled to keep and retain for its own account any payments received with respect to such Mortgage Loans and Mortgage Securities that exceed the amounts due to Buyer under this agreement.

1. 		Notification Requirements.   Seller
shall use due diligence to ascertain and promptly notify Buyer in writing about (i) any failure of any obligor under any such Mortgage Loan or Mortgage
Security to perform any obligation under the applicable Mortgage Loan or Mortgage Security, (ii) the vacating of or any change in the occupancy of any premises securing any such Mortgage Loan or Mortgage
Security, (iii) the sale or transfer of such premises,
(iv) any loss or damage to any such premises, in which event, in addition to notifying Buyer, Seller shall cause the insurance companies concerned to be promptly notified, and (v) any lack of repair or any other deterioration or waste suffered or committed with respect to such premises.



1. 		Other Authorized Acts.  If at any time
any of those Mortgage Loans or Mortgage Securities are endorsed, assumed, guaranteed, or insured, or the obligations arising under them are further secured by additional collateral, then Seller shall act for Buyer with respect to such matters as its interests may appear. However, if any such Mortgage Loan is insured or guaranteed by a governmental agency or a private mortgage insurance company, Seller shall be the mortgagee of record, and the insurer shall have no obligation to recognize or deal with any party other than Seller with respect to the Rights and obligations under the contract of insurance or guaranty.


I. SECTION .	CONDITIONS PRECEDENT.  Buyer is not
obligated to make any Purchase unless Buyer has received all of the documents and items described on Schedule 5. In addition, Buyer is not obligated to make any Purchase unless on the applicable Purchase Date (and after giving effect to the requested Purchase): (a) Buyer has timely received a Purchase Request; (b) all of the representations and warranties of Seller in the Purchase Documents are true and correct in all material respects (unless they speak to a specific date or are based on facts which have changed by transactions contemplated or permitted by this agreement);
(c) no Default or Potential Default exists; (d) the
Purchase is permitted by Law and does not cause a Margin
Deficit; and (e) if reasonably requested by Buyer, it has received evidence substantiating any of the matters in the Purchase Documents that are necessary to enable Seller, as the case may be, to qualify for the Purchase. Each condition precedent in this agreement (including, without limitation, those on Schedule 5) is material to the transactions contemplated by this agreement, and time is of the essence with respect to each. Buyer may make any Purchase without all conditions being satisfied. However, to the extent lawful, that Purchase is not a waiver of the requirement that each condition precedent be satisfied as a prerequisite for any subsequent Purchase, unless Buyer specifically waives an item in writing.


I. SECTION .	REPRESENTATIONS AND WARRANTIES.  Seller
represents and warrants to Buyer as follows:

A. 		Use of Proceeds.  The proceeds of Purchases
are to be used by Seller in connection with its originating, acquiring, marketing, selling, and servicing
Mortgage Loans. Seller is not engaged principally (or as one of its important activities) in the business of extending credit for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulation U. No part of the proceeds of any Purchase is to be used, directly or indirectly, for a purpose that violates any Law, including, without limitation, the provisions of Regulation U.

A. 		About the Companies.

1. 		Subsidiaries and Trade Names.  Except
as described on Schedule 6.2 (i) Seller has no Subsidiaries and (ii) no Company has used or transacted business under any other corporate or trade name in the six-month period preceding the date of this agreement.

1. 		Existence, Qualification, and
Compliance. Each Company is duly organized, validly existing, and in good standing under the Laws of the jurisdiction in which it is incorporated as stated on
Schedule 6.2.  Except where failure is not a Material-
Adverse Event, each Company (i) is duly qualified to transact business and is in good standing as a foreign corporation or other entity in each jurisdiction where the nature and extent of its business and properties require due qualification and good standing (as described on Schedule 6.2), (ii) possesses all requisite authority, permits, and power to conduct its business as is now being -- or is contemplated by this agreement to be -- conducted, and (iii) is in compliance with all applicable Laws.

1. 		Offices.  Each Company's chief
executive office and other principal offices are described on Schedule 6.2. The present and foreseeable location of each Company's books and records concerning accounts and accounts receivable is at its chief executive office, and all of its books, and records are in its possession.

A. 		Authorization and Contravention.  Seller's
execution and delivery of each Purchase Document to which it is a party and the performance by it of its related obligations (a) are within its corporate power, (b) have been duly authorized by all necessary corporate action, (c) except for any action or filing that has been taken or made on or before the date of this agreement, require no action by or filing with any Tribunal, (d) do not violate any provision of its charter or bylaws, (e) except where not a Material-Adverse Event, do not violate any provision of Law applicable to it or any material agreements to which it is a party, and (f) except for Buyer Liens, do not result in the creation or imposition of any Lien on any asset of any Company.

A. 		Binding Effect.  Upon execution and delivery
by all parties to it, each Purchase Document will constitute a legal and binding obligation of each Company party to it, enforceable against it according to its terms, except as enforceability may be limited by applicable
Debtor Laws and general principles of equity.

A. 		Fiscal Year.  The Companies' fiscal year
ends each December 31.

A. 		Current Financials.  The Current Financials
were prepared according to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the Companies as of, and for the portion of the fiscal year ending on their date or dates (subject only to normal year-end adjustments). All material liabilities of the Companies as of the date or dates of the Current Financials are reflected in them or notes to them. Except for transactions directly related to, or specifically contemplated by, the Purchase
Documents, no subsequent material adverse changes have occurred in the financial condition of the Companies from that shown in the Current Financials, nor has any Company incurred any subsequent material liability.

A. 		Debt.  No Company has any Debt except
Permitted Debt.

A. 		Solvency.  On the date of each Borrowing,
each Company is, and after giving effect to the requested
Borrowing will be, Solvent.

A. 		Litigation.  Except as disclosed on
Schedule 6.9 (a) no Company is subject to, or aware of the threat of, any Litigation that is reasonably likely to be determined adversely to it or, if so adversely determined, would be a Material-Adverse Event, and (b) no outstanding or unpaid judgments against any Company exists.

A. 		Transactions with Affiliates. No Company is
a party to a material transaction with any of its Affiliates except (a) transactions in the ordinary course of business and upon fair and reasonable terms not materially less favorable than it could obtain or could become entitled to in an arm's-length transaction with a Person that was not its Affiliate, and (b) transactions described on Schedule 6.10.

A. 		Taxes.  All Tax returns of each Company
required to be filed have been filed (or extensions have been granted) before delinquency, except for returns for which the failure to file is not a Material-Adverse Event, and all Taxes imposed upon each Company that are due and payable have been paid before delinquency.

A. 		Employee Plans.  Except where occurrence or
existence is not a Material-Adverse Event, (a) no Employee
Plan has incurred an "accumulated funding deficiency" (as defined in S 302 of ERISA or S 412 of the IRC), (b) no Company has incurred liability under ERISA to the PBGC in connection with any Employee Plan, (c) no Company has withdrawn in whole or in part from participation in a Multiemployer Plan, (d) no Company has engaged in any "prohibited transaction" (as defined in S 406 of ERISA or S
4975 of the IRC), and (e) no "reportable event" (as defined in S 4043 of ERISA) has occurred in respect of any Employee
Plan, excluding events for which the notice requirement is waived under applicable PBGC regulations.

A. 		Property and Liens.  Each Company has good
and marketable title to all its property reflected on the Current Financials except for property that is obsolete or that has been disposed of in the ordinary course of business or, after the date of this agreement, as otherwise permitted by this agreement. All Collateral is free and clear of any Liens and adverse claims of any nature except
Permitted Liens.

A. 		Intellectual Property.  Seller owns all
material licenses, patents, patent applications, copyrights, service marks, trademarks, trademark applications, and trade names necessary to continue to conduct its businesses as presently conducted by it and proposed to be conducted by it immediately after the date of this agreement. Seller is conducting its business without infringement or claim of infringement of any license, patent, copyright, service mark, trademark, trade name, trade secret, or other intellectual property right of others, other than any infringements or claims that, if successfully asserted against or determined adversely to Seller, are not a Material-Adverse Event. To Seller's knowledge, no infringement or claim of infringement by others of any material license, patent, copyright, service mark, trademark, trade name, trade secret, or other intellectual property of Seller exists.

A. 		Environmental Matters.  Except where not a
Material-Adverse Event, no Company (a) knows of any environmental condition or circumstance adversely affecting any Company's properties or operations or any material portion of the properties subject to Mortgage Loans, (b) has received any report of any Company's violation of any Environmental Law, or (c) knows that any Company is under any obligation to remedy any violation of any Environmental
Law. Each Company has taken prudent steps to determine that its properties and operations and that substantially all of the properties subject to Mortgage Loans do not violate any Environmental Law except violations that are not a Material-Adverse Event.

A. 		Government Regulations.

	(a)	Inapplicable Regulations.  No Company is
subject to regulation under the Investment Company Act of 1940, as amended, or the Public Utility Holding
Company Act of 1935, as amended.

	(b)	Seller's Eligibility.  Seller is approved
and qualified and in good standing as an issuer, mortgagee, or seller/servicer, as described below, and meets all requirements applicable to its status as such: (i) FNMA approved seller/servicer of Mortgage
Loans, eligible to originate, purchase, hold, sell, and service Mortgage Loans to be sold to FNMA; (ii)
FHLMC approved seller/servicer of Mortgage Loans, eligible to originate purchase, hold, sell and service
Mortgage Loans to be sold to FHLMC; (iii) FHA approved mortgagee, eligible to originate, purchase, hold, sell and service FHA Loans; and (iv) VA approved mortgagee, eligible to originate, purchase, hold, sell and service VA Loans.

A. 		Insurance.  Each Company maintains with
financially sound, responsible, and reputable insurance companies or associations (or, as to workers' compensation or similar insurance, with an insurance fund or by self-insurance authorized by the jurisdictions in which it operates) insurance concerning its properties and businesses against casualties and contingencies and of types and in amounts (and with co-insurance and deductibles) as is customary in the case of similar businesses.

A. 		Appraisals.  With respect to the property
the subject of any Mortgage Loan, Seller has obtained
Appraisals in material compliance with all Appraisal Laws.

A. 		Full Disclosure.  Each material fact or
condition relating to the Purchase Documents or the financial condition, business, or property of the Companies that is a Material-Adverse Event has been disclosed in writing to Buyer. All information previously furnished by any Company to Buyer in connection with the Purchase
Documents was -- and all information furnished in the future by any Company to Buyer will be -- true and accurate in all material respects or based on reasonable estimates on the date the information is stated or certified.


I. SECTION .	AFFIRMATIVE COVENANTS.  Until all the
Purchase Commitment has fully terminated or been canceled and the Obligation is fully paid and performed, Seller covenants and agrees with Buyer as follows:

A. 		Reporting Requirements.  Seller shall cause
to be furnished to Buyer the following, all in form and detail reasonably satisfactory to Buyer:

1. 		Annual Financials.  Promptly when
available but at least within 90 days after each fiscal-year end of Seller, Seller's Financials as of that year end, each reflecting the corresponding figures for the preceding fiscal year in comparative form, accompanied by (i) the related report prepared by independent certified public accountants acceptable to Buyer and stating that those statements were prepared according to GAAP applied on a basis consistent with prior periods except for such changes in GAAP concurred in by Seller's independent public accountants, and (ii) a Compliance Certificate.


1. 		Monthly Financials.  Promptly when
available but at least within 45 days after each calendar month, Seller's Financials as of the end of that month, accompanied by (i) a Management Report and
(ii) a Compliance Certificate.

1. 		Take-Out Report.  By 5:00 p.m. on each
Monday (or, if any Monday is not a Business Day, then by that time on the next Business Day) but only to the extent that Seller has elected not to deliver specifically-designated Take-Out Commitments to Buyer under Schedules 4.2 and 4.3, a Take-Out Report that is prepared as of the close of business on the preceding
Business Day and reports the Take-Out Prices of the Mortgage Groups comprising the Mortgage Loans and
Mortgage Securities for which specifically-designated
Take-Out Commitments have not been delivered.

1. 		Investor Information.  Promptly after
the request by Buyer, financial information about any investor (other than FNMA and FHLMC) for purposes of determining whether that investor should become or remain an Approved Investor.

1. 		Notices.  Notice, promptly after Seller
knows or has reason to know, of (i) the existence and status of any Litigation that, if determined adversely to any Company, would be a Material-Adverse Event,
(ii) any change in any material fact or circumstance represented or warranted by any Company in any Purchase Document that constitutes a Material-Adverse
Event, (iii) the receipt by any Company of notice of any violation or alleged violation of ERISA or any Environmental Law or other Law if that violation is a Material-Adverse Event, or (iv) a Default or Potential
Default specifying the nature thereof and what action
Seller have taken, are taking, or propose to take with respect to it.

1. 		Other Information.  Promptly upon
reasonable request by Buyer, information (not otherwise required to be furnished under the Purchase
Documents) respecting the business affairs, assets, and liabilities of any Company and opinions, certifications, and documents in addition to those mentioned in this agreement.

A. 		Use of Proceeds.  Seller shall use the
proceeds of Purchases only for the purposes represented in this agreement.

A. 		Books and Records.  Each Company shall
maintain books, records, and accounts necessary to prepare
Financials according to GAAP.

A. 		Inspections.  Upon reasonable request, each
Company shall allow Buyer, or its respective
Representatives to inspect any of its properties, to review reports, files, and other records and to make and take away copies, to conduct tests or investigations, and to discuss any of its affairs, conditions, and finances with its directors, officers, employees, or representatives from time to time during reasonable business hours.

A. 		Taxes.  Each Company shall promptly pay when
due any and all Taxes other than Taxes of which the failure to pay is not a Material-Adverse Event or which are being contested in good faith by lawful proceedings diligently conducted, against which reserve or other provision required by GAAP has been made, and in respect of which levy and execution of any Lien have been and continue to be stayed.

A. 		Expenses.  Seller shall pay (a) all
reasonable legal fees and expenses incurred by Buyer in connection with the preparation, negotiation, and execution of the Purchase Documents, (b) all reasonable legal fees and expenses incurred by Buyer in connection with each separate future amendment, consent, waiver, or approval executed in connection with any Purchase Document, (c) all fees, charges, or Taxes for the recording or filing of any Purchase Document to create or perfect Buyer Liens, (d) all other reasonable out-of-pocket expenses of Buyer in connection with the preparation, negotiation, execution, or administration of the Purchase Documents -- including, without limitation, courier expenses incurred in connection with the Mortgage Documents, (e) all amounts expended, advanced, or incurred by Buyer to satisfy any obligation of any Company under any Purchase Document, to collect the Obligation, or to enforce the Rights of Buyer under any Purchase Document -- including, without limitation, all court costs, attorneys' fees (whether for trial, appeal, other proceedings, or otherwise), fees of auditors and accountants, and investigation expenses reasonably incurred by Buyer in connection with any such matters, (f) interest at an annual interest rate equal to the Default Rate on each item specified in clauses (a) through (e) above from 30 days after the date of written demand or request for reimbursement to the date of reimbursement, and (g) any and all stamp and other Taxes payable or determined to be payable in connection with the execution, delivery, or recordation of any Purchase Document -- IN CONNECTION WITH
WHICH SELLER SHALL INDEMNIFY AND SAVE BUYER HARMLESS FROM AND AGAINST ANY AND ALL LIABILITIES WITH RESPECT TO OR RESULTING FROM ANY DELAY IN PAYING OR OMISSION TO PAY THOSE TAXES TO THE EXTENT THOSE LIABILITIES ARISE SOLELY BECAUSE SELLER FAILED TO PAY THE TAXES UPON DEMAND BY BUYER, WHICH INDEMNITY SURVIVES THE PAYMENT AND PERFORMANCE OF THE OBLIGATION AND TERMINATION OF THE PURCHASE DOCUMENTS.

A. 		Maintenance of Existence, Assets, and
Business.  Each Company shall (a) except as permitted by
Section 8.5, maintain its corporate existence and good standing in its state of incorporation and its authority to transact business in all other states where failure to maintain its authority to transact business is a Material-
Adverse Event, and (b) maintain all licenses, permits, and franchises necessary for its business where failure to do so is a Material-Adverse Event -- including, without limitation, Seller's eligibility as lender, seller/servicer, and issuer as described in
Section 6.16(b).

A. 		Insurance.  Seller shall (a) maintain with
financially sound and reputable insurers, insurance with respect to its assets and business against such liabilities, casualties, risks, and contingencies and in such types and amounts -- including, without limitation, a fidelity bond or bonds in form and with coverage, with a company, and with respect to such individuals or groups of individuals -- as satisfy prevailing FNMA and FHLMC requirements applicable to a qualified mortgage institution and otherwise as is customary in the case of Persons engaged in the same or similar businesses and similarly situated, and (b) upon Buyer's request, furnish to Buyer from time to time (i) a summary of its insurance coverage, in form and substance satisfactory to Buyer, and (ii) originals or copies of the applicable policies.

A. 		Take-Out Commitments.  Seller shall perform
and observe in all material respects each of the provisions of each Take-Out Commitment on its part to be performed or observed and cause all things to be done that are necessary to have each Mortgage Loan or Mortgage Security and the Mortgage Documents covered by a Take-Out Commitment comply with its requirements.

A. 		Appraisals.  Seller shall promptly (a)
permit Buyer and its authorized Representatives to discuss with Seller's officers or with the appraisers furnishing
Appraisals the procedures for preparation, review, and retention of -- and to review and obtain copies of -- all Appraisals pertaining to any Mortgage Loan, and (b) upon Buyer's request, cooperate with it to ascertain that the Appraisals comply with all Appraisal Laws.

A. 		INDEMNIFICATION.  IN CONSIDERATION OF THE COMMITMENTS
BY BUYER UNDER THE PURCHASE DOCUMENTS, SELLER SHALL INDEMNIFY AND
DEFEND BUYER AND ITS AFFILIATES AND REPRESENTATIVES (COLLECTIVELY, THE "INDEMNIFIED PARTIES") -- AND DEFEND THEM AND HOLD EACH OF THEM
HARMLESS -- AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, DEFICIENCIES, INTEREST, JUDGMENTS, COSTS, OR EXPENSES -- INCLUDING, WITHOUT LIMITATION, REASONABLE ATTORNEYS' FEES -- INCURRED BY ANY OF THEM ARISING FROM OR BECAUSE OF (A) ANY INVESTIGATION, LITIGATION, OR OTHER PROCEEDING BROUGHT OR THREATENED IN CONNECTION WITH ANY PURCHASE DOCUMENT OR THE TRANSACTIONS CONTEMPLATED BY THE PURCHASE DOCUMENTS, INCLUDING, WITHOUT LIMITATION, ANY USE BY EITHER COMPANY OF THE
PROCEEDS OF PURCHASES, (B) ANY IMPOUNDMENT, ATTACHMENT, OR RETENTION
OF ANY MORTGAGE DOCUMENTS OR ANY FAILURE OF ANY INVESTOR TO PAY THE ENTIRE PURCHASE PRICE OF ANY MORTGAGE DOCUMENTS UNDER ANY TAKE-OUT COMMITMENT, (C) ANY ALLEGED VIOLATION OF ANY FEDERAL OR STATE LAW RELATING TO USURY IN CONNECTION WITH ANY MORTGAGE DOCUMENTS, AND (D)
ANY REPRESENTATION MADE BY ANY COMPANY UNDER ANY PURCHASE DOCUMENT. ALTHOUGH EACH INDEMNIFIED PARTY IS ENTITLED TO INDEMNIFICATION FOR ANY INDEMNIFIED PARTY'S ORDINARY NEGLIGENCE, NO INDEMNIFIED PARTY IS ENTITLED TO INDEMNIFICATION FOR ITS OWN GROSS NEGLIGENCE, WILLFUL MISCONDUCT, OR FRAUD. THIS INDEMNITY SURVIVES THE PAYMENT AND PERFORMANCE OF THE OBLIGATION AND TERMINATION OF THE PURCHASE DOCUMENTS.


I. SECTION .	NEGATIVE COVENANTS.  Until the Purchase
Commitment has fully terminated or been canceled and the Obligation is fully paid and performed, Seller covenants and agrees with Buyer as follows:

A. 		Debt.  No Company may directly or indirectly
create, incur, or suffer to exist (a) any Debt except Permitted Debt, (b) any borrowings against or sale of Wet Loans except in connection with this agreement or in connection with any Permitted Debt whose description on
Schedule 8.1 specifically mentions and allows for borrowings against Wet Loans, or (c) any mortgage loan repurchase agreements (except in connection with any Permitted Debt whose description on Schedule 8.1 specifically mentions and allows for mortgage loan repurchase agreements or as otherwise permitted by Buyer in writing).

A. 		Liens.  No Company may directly or
indirectly (a) create, incur, or suffer to exist any Lien on any of its assets except Permitted Liens or (b) enter into or permit to exist any arrangement or agreement
(except the Purchase Documents) that directly or indirectly prohibits any Company from creating or incurring any Lien on any of its assets.

A. 		Investments.  No Company may make any
Investment except Permitted Investments.

A. 		Distributions.  Seller may not directly or
indirectly pay or declare any Distribution during any fiscal year except (a) dividends payable solely in the form of capital stock, (b) cash distributions to Seller's shareholders in an amount not to exceed 50% of Seller's net income (after adjustments for non-cash income and cash taxes) so long as no Default or Potential Default exists or would be created by the Distribution or (c) Distributions otherwise approved in writing by Buyer.

A. 		Merger or Consolidation.  No Company may
directly or indirectly merge or consolidate with or into any other Person except that (a) any Company may merge into or be consolidated with any other Company so long as Seller is the surviving corporation if it is involved and (b) any Company may become a wholly-owned subsidiary of Security
Bancshares, Inc. or the Citizens State Bank of Woodville.

A. 		Liquidations and Dispositions of Assets.  No
Company may directly or indirectly dissolve or liquidate or sell, transfer, lease, or otherwise dispose of any material portion of its assets or business except for (a) Purchases and (b) other sales or dispositions by Seller, in the ordinary course of business, of (i) Mortgage Loans and Mortgage Securities that are not the subject of Purchases and (ii) if the Purchases are ever deemed to be financings, Mortgage Loans and Mortgage Securities that are the subject of Purchases but only to the extent that the sales and dispositions are subject to Section 4 and must be for 100% of the interest in those Mortgage Loans and Mortgage Securities.

A. 		Use of Proceeds.  Seller may not directly or
indirectly use the proceeds of Purchases (a) for any purpose other than as represented in this agreement, (b) for the funding or acquisition of construction or commercial loans, (c) for wages of employees, unless a timely payment to or deposit with the United States of America of all amounts of Tax required to be deducted and withheld with respect to such wages is also made, or (d) in violation of Regulation U or S 7 of the Securities Exchange Act of 1934.

A. 		Transactions with Affiliates.  No Company
may directly or indirectly enter into any transaction with any of its Affiliates other than transactions in the ordinary course of business or upon fair and reasonable terms not materially less favorable than it could obtain or could become entitled to in an arm's-length transaction with a Person that was not its Affiliate.

A. 		Employee Plans.  Except where a Material-
Adverse Event would not result, no Company may directly or indirectly permit any of the events or circumstances described in Section 6.12 to exist or occur.

A. 		Compliance with Laws and Documents.  No
Company may directly or indirectly (a) violate the provisions of any Laws applicable to it or of any Material
Agreement to which it is a party if that violation alone or with all other violations is a Material-Adverse Event or
(b) violate the provisions of its charter or bylaws or repeal, replace or amend any provision of its charter or bylaws if any such action is a Material-Adverse Event.

A. 		Government Regulations.  No Company may
directly or indirectly conduct its business in a way that it becomes regulated under the Investment Company Act of 1940.

A. 		Fiscal Year Accounting.  No Company may
directly or indirectly change its fiscal year nor use any accounting method other than GAAP.

A. 		New Businesses.  No Company may directly or
indirectly engage in any business except the businesses in which it or any of its Affiliates is presently engaged and any other reasonably-related business.

A. 		Assignment.  No Company may directly or
indirectly assign or transfer any of its Rights, duties, or obligations under any of the Purchase Documents.

A. 		Other Facilities.  No Company may directly
or indirectly receive advances under any other warehouse- or servicing-type facility except as provided in this agreement or as approved in writing by Buyer.




I. SECTION .	FINANCIAL COVENANTS.  Until the Purchase
Commitment has fully terminated or been canceled and the Obligation is fully paid and performed, Seller covenants and agrees with Buyer as follows:

A. 		Net Worth.

1. 		Seller's stockholders' equity may never
be less than $3,000,000.

1. 		Seller's Adjusted-Tangible-Net Worth
may never be less than $3,000,000.

A. 		Leverage.  The ratio of Seller's Total-
Adjusted Debt to Adjusted-Tangible-Net Worth may never exceed 10 to 1.


I. SECTION .	DEFAULTS AND REMEDIES.

A. 		Default.  The term "Default" means the
existence or occurrence of any one or more of the following:

1. 		Obligation.  Seller fails to pay (i)
any yield when due under the Purchase Documents and that failure continues for five days or (ii) any other part of the Obligation when due under the Purchase
Documents.

1. 		Covenants.  Any Company fails to
punctually and properly perform, observe, and comply with any (i) any covenant, agreement, or condition under Sections 8 or 9 or (ii) any covenant, agreement, or condition contained in any of the Purchase Documents -- other than covenants to pay the Obligation and the covenants listed in clause (i) above and that failure continues for a period of ten calendar days after any Company has, or, with the exercise of reasonable investigation, should have, notice of it.

1. 		Misrepresentation.  Any material
statement, warranty, or representation by or on behalf of any Company in any Purchase Document or other writing authored by any Company and furnished in connection with the Purchase Documents, proves to have been incorrect or misleading in any material respect as of the date made or deemed made.

1. 		Debtor Law.  Any Company (i) is not
Solvent, (ii) fails to pay its Debts generally as they become due, (iii) voluntarily seeks, consents to, or acquiesces in the benefit of any Debtor Law, or
(iv) becomes a party to or is made the subject of any proceeding provided for by any Debtor Law -- other than as a creditor or claimant -- that could suspend or otherwise adversely affect the Rights of Buyer granted in the Purchase Documents unless, if the proceeding is involuntary, the applicable petition is dismissed within 60 days after its filing.

1. 		Other Debt.  Any Company fails to make
any payment due on any Debt or security (with respect to which any Company has redemption, sinking fund, or other purchase obligations) or any event occurs or any condition exists in respect of any Debt or security of any Company, the effect of which is (i) to cause or to permit any holder of that Debt or security or a trustee to cause (whether or not it elects to cause) any of that Debt or security to become due before its stated maturity or its regularly scheduled payment dates, or (ii) to permit a trustee or the holder of any security (other than common stock of any Company) to elect (whether or not it does elect) a majority of the directors on the board of directors of that Company.

1. 		Judgments.  Any Company fails to pay
any money judgment against it at least ten days prior
to the date on which any of the assets of that Company
may be lawfully sold to satisfy that judgment.
2. 		Attachments.  The failure to have
discharged within a period of 30 days after the commencement of any attachment, sequestration, or similar proceeding against any of the assets of any Company.

1. 		Unenforceability.  Any material
provision of any Purchase Document for any reason ceases to be in full force and effect or is fully or partially declared null and void or unenforceable or the validity or enforceability of any Purchase
Document is challenged or denied by any Company.


1. 		Change of Control.  Any (i) material
change in the ownership or management of Seller from that ownership and management as it exists on the date of this agreement except that control of Borrower may change in connection with Borrower becoming a subsidiary of a bank or (ii) failure to provide advance notice of any change in ownership or management.

1. 		Agency Qualifications. (i) Seller
ceases to be an eligible issuer or servicer for either
FNMA or FHLMC, (ii) FNMA or FHLMC impose any sanctions upon Seller resulting in a Material-Adverse Event,
(iii) FNMA or FHLMC terminate or revoke Seller's Right to service for FNMA or FHLMC, or (iv) FNMA or FHLMC initiate any transfer of servicing from Seller.

A. 		Remedies.

1. 		Debtor Law.  Upon the occurrence of a
Default under Section 10.1(d), the Purchase Commitment automatically terminates and the full Obligation is automatically due and payable, without presentment, demand, notice of default, notice of the intent to accelerate, notice of acceleration, or other requirements of any kind, all of which are expressly waived by Seller.

1. 		Other Defaults.  While a Default
exists -- other than those described in clause (a) above -- Buyer may declare the Obligation to be immediately due and payable, whereupon it shall be due and payable, whereupon the Purchase Commitment then is automatically terminated.

1. 		Other Remedies.  Following the
termination of the Purchase Commitment and the acceleration of the Obligation, Buyer may do any one or more of the following: Reduce any claim to judgment; foreclose upon or otherwise enforce any Buyer Liens; and exercise any other Rights in the Purchase Documents, at Law, in equity, or otherwise that Determining Buyer may direct. Should any Default continue that, in Buyer's opinion, materially and adversely affects the Collateral or the interests of the Buyer under this agreement, Buyer may, in a notice to the Buyer of that Default set forth one or more actions that Buyer, in its opinion, believes should be taken.

A. 		Right of Offset.  Seller hereby grants to
Buyer a right of offset, to secure the repayment of the Obligation, upon any and all monies, securities, or other property of Seller, and the proceeds therefrom now or hereafter held or received by or in transit to Buyer from or for the account of Seller, whether for safekeeping, custody, pledge, transmission, collection, or otherwise, and also upon any and all deposits (general or special, time or demand, provisional or final) and credits of Seller, and any and all claims of Seller against Buyer, at any time existing. Upon the occurrence of any Default, Buyer is authorized at any time and from time to time, without notice to either Company, to offset, appropriate, and apply any and all of those items against the Obligation. Notwithstanding anything in this section or elsewhere in this agreement to the contrary, Buyer shall not have any right to offset, appropriate, or apply any accounts of Seller which consist of escrowed funds (except and to the extent of any beneficial interest which Seller have in such escrowed funds) which have been so identified by either Company in writing at the time of deposit thereof.

A. 		Waivers.  Seller waives any right to require
Buyer to (a) proceed against any Person, (b) proceed against or exhaust any collateral or pursue its Rights and remedies as against any collateral in any particular order, or (c) pursue any other remedy in its power. Buyer shall not be required to take any steps necessary to preserve any Rights of any Company against any Person from which any Company purchased any Mortgage Loans or to preserve Rights against prior parties. Seller and each surety, endorser, guarantor, pledgor, and other party ever liable or whose property is ever liable for payment of any of the Obligation jointly and severally waive presentment and demand for payment, protest, notice of intention to accelerate, notice of acceleration, and notice of protest and nonpayment, and agree that their or their property's liability with respect to the Obligation, or any part thereof, shall not be affected by any renewal or extension in the time of payment of the Obligation, by any indulgence, or by any release or change in any security for the payment of the Obligation, and hereby consent to any and all renewals, extensions, indulgences, releases, or changes, regardless of the number thereof.

A. 		Performance by Buyer.  Should any covenant,
duty, or agreement of any Company fail to be performed according to the terms of this agreement or of any document delivered under this agreement, Buyer may, at its option, after notice to Seller, as the case may be, perform, or attempt to perform, such covenant, duty, or agreement on behalf of that Company and shall notify each Buyer that it has done so. In such event, Seller shall, at the request of Buyer, promptly pay any amount expended by Buyer in such performance or attempted performance to Buyer at its principal place of business, together with interest thereon at the Maximum Rate from the date of such expenditure by Buyer until paid. Notwithstanding the foregoing, it is expressly understood that Buyer does not assume and shall never have, except by express written consent of Buyer, any liability or responsibility for the performance of any duties of any Company under this agreement or under any other document delivered under this agreement.

A. 		No Responsibility.  Except in the case of
fraud, gross negligence, or willful misconduct, neither
Buyer nor any of its officers, directors, employees, or attorneys shall assume -- or ever have any liability or responsibility for -- any diminution in the value of the collateral or any part of the Collateral.

A. 		No Waiver.  The acceptance by Buyer at any
time and from time to time of partial payment or performance by any Company of any of their respective obligations under this agreement or under any Purchase
Document shall not be deemed to be a waiver of any Default then existing. No waiver by Buyer shall be deemed to be a waiver of any other then existing or subsequent Default.
No delay or omission by Buyer in exercising any right under this agreement or under any other document required to be executed under or in connection with this agreement shall impair such right or be construed as a waiver thereof or any acquiescence therein, nor shall any single or partial exercise of any such right preclude other or further exercise thereof, or the exercise of any other right under this agreement or otherwise.

A. 		Cumulative Rights.  All Rights available to
Buyer under this agreement or under any other document delivered under this agreement shall be cumulative of and in addition to all other Rights granted to Buyer at Law or in equity, whether or not the Notes be due and payable and whether or not Buyer shall have instituted any suit for collection, foreclosure, or other action in connection with this agreement or any other document delivered under this agreement.

A. 		Costs.  All court costs, reasonable
attorneys' fees, other costs of collection, and other sums spent by Buyer in the exercise of any Right provided in any Purchase Document is payable to Buyer, on demand, is part of the Obligation, and bears yield, until repaid, at the Default Rate if it continues to be unpaid 20 days after demand for payment by Buyer.


I. SECTION .  MISCELLANEOUS.

A. 		Nonbusiness Days.  Any action that is due
under any Purchase Document on a non-Business Day may be delayed until the next Business Day. However, interest accrues on any payment until it is made.

A. 		Communications.  Unless otherwise stated, a
communication under any Purchase Document to a party to this agreement must be written to be effective and is deemed given:

	 	For Purchase Requests, Delivery Notices, Shipping
Requests, and Repurchase Requests, only when actually received by Buyer.

	 	Otherwise, if by fax, when transmitted to the appropriate fax number -- but, without affecting the date deemed given, the fax must be promptly confirmed by telephone.

	 	Otherwise, if by mail, on the third Business Day after enclosed in a properly addressed, stamped, and sealed envelope deposited in the appropriate official postal service.

	 	Otherwise, when actually delivered.

Until changed by written notice to each other party to this agreement, the address and fax number are stated for Seller and Buyer beside their names on the signature page(s) to this agreement.

A. 		Form and Number of Documents.  The form,
substance, and number of counterparts of each writing to be furnished under the Purchase Documents must be satisfactory to Buyer and its counsel.

A. 		Exceptions to Covenants.  An exception to
any Purchase Document covenant does not permit violation of any other Purchase Document covenant.

A. 		Survival.  All Purchase Document provisions
survive all closings and are not affected by any investigation made by any party.

A. 		Governing Law.  Unless otherwise stated,
each Purchase Document must be construed -- and its performance enforced -- under the Laws of the State of Texas and the United States of America.

A. 		Invalid Provisions.  If any provision of a
Purchase Document is judicially determined to be unenforceable, all other provisions of it remain enforceable. If the provision determined to be unenforceable is a material part of that Purchase Document, then, to the extent lawful, it shall be replaced by a judicially-construed provision that is enforceable but otherwise as similar in substance and content to the original provision as the context of it reasonably allows.

A. 		Conflicts Between Purchase Documents.  The
provisions of this agreement control if in conflict (i.e., the provisions contradict each other as opposed to a Purchase Document containing additional provisions not in conflict) with the provisions of any other Purchase
Document.

A. 		Discharge and Certain Reinstatement.
Seller's obligations under the Purchase Documents remain in full force and effect until the Purchase Commitment is fully terminated or canceled and the Obligation is fully paid (except for provisions under the Purchase Documents which by their terms expressly survive payment of the Obligation and termination of the Purchase Documents). If any payment under any Purchase Document is ever rescinded or must be restored or returned for any reason, then all Rights and obligations under the Purchase Documents in respect of that payment are automatically reinstated as though the payment had not been made when due.

A. 		Amendments, Consents, Conflicts, and
Waivers. An amendment of -- or an approval, consent, or waiver by Buyer under -- any Purchase Document must be in writing and must be executed by Seller and Buyer. No course of dealing or any failure or delay by Buyer, or any of its Representatives with respect to exercising any Right of Buyer under the Purchase Documents operates as a waiver of that Right. An approval, consent, or waiver is only effective for the specific instance and purpose for which it is given. The Purchase Documents may only be supplemented by agreements, documents, and instruments delivered according to their respective express terms.

A. 		Multiple Counterparts.  Any Purchase
Document may be executed in any number of counterparts with the same effect as if all signatories had signed the same document, and all of those counterparts must be construed together to constitute the same document. This agreement is effective when counterparts of it have been executed and delivered to Buyer by Buyer and Seller.

A. 		Parties.  This agreement binds and inures to
Seller, Buyer, and their respective successors and permitted assigns. Only those Persons may rely upon or raise any defense about this agreement. No Company may assign any Rights or obligations under any Purchase
Document without first obtaining the written consent of Buyer. Buyer may assign, pledge, and otherwise transfer all or any of its Rights and obligations under the Purchase Documents. Any purported assignment, pledge, or other transfer in violation of this section is void from beginning and not effective.

A. 		Entire Agreement.  THE PURCHASE DOCUMENTS
REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE
CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

REMAINDER OF PAGE INTENTIONALLY BLANK
SIGNATURE PAGE FOLLOWS



	EXECUTED on April 9, 1996, but effective as of the date first stated in this agreement.

(address, etc.)

First Preference Mortgage
Corp.
800 Washington Avenue
P.O. Box 59
Waco, TX 76703-0059
Attn:  David W. Mann,
President
Tel (817) 757-2424
Fax (817) 757-0306

(wire instructions)

Payment Account: First
Preference Payment
Account
Account No.: 1891119131
Bank: Bank One, Dallas
ABA No.: 111000614
Attn.: Bob Harris

FIRST PREFERENCE MORTGAGE
CORP., as Seller


By	   /David W. Mann/
David W. Mann, President





(address, etc.)

Bank One, Texas, N.A.
1717 Main Street
Dallas, TX  75201
Attn: Douglas A. Dixon,
Vice President
Tel (214) 290-2376
Fax (214) 290-2054


(wire transfer)

Settlement Account: First
Preference Settlement
Account
Account No.: 1891119149
Bank:  Bank One, Dallas
ABA No.:  111000614
Attn:  Gloria Sadler
(214) 290-6069

BANK ONE, TEXAS, N.A., as
Buyer


By	   /Douglas A. Dixon/
Douglas A. Dixon, Vice
President






FIRST AMENDMENT TO MASTER WHOLE-LOAN PURCHASE AGREEMENT


	THIS DOCUMENT is entered into as of March 18, 1997, between FIRST PREFERENCE MORTGAGE CORP., a Texas corporation ("Seller"), and BANK ONE, TEXAS, N.A., a national banking association ("Buyer").

	Seller and Buyer are party to the Master Whole-Loan
Purchase Agreement (as it may have been renewed, extended, and amended through the date of this document, the "Purchase Agreement") dated as of March 27, 1996. Seller and Buyer have agreed, upon the following terms and conditions, to extend the Stated-Termination Date.
Accordingly, for adequate and sufficient consideration, Seller and Buyer agree as follows:

I. 		TERMS AND REFERENCES.  Unless otherwise
stated in this document (a) terms defined in the Purchase
Agreement have the same meanings when used in this document and (b) references to "Sections," "Schedules," and "Exhibits" are to the Purchase Agreement's sections, schedules, and exhibits.

I. 		AMENDMENT.  The following definition in
Section 1.1 of the Purchase Agreement is entirely amended as follows:

		Stated-Termination Date means June 24, 1997.

I. 		CONDITIONS PRECEDENT.  Notwithstanding any
contrary provision, the foregoing paragraphs in this document are not effective unless and until (a) the representations and warranties in this document are true and correct and (b) Buyer receives counterparts of this document executed by each party named on the signature page or pages of this document.

I. 		RATIFICATIONS.  To induce Buyer to enter
into this document, Seller (a) ratifies and confirms all provisions of the Purchase Documents as amended by this document, (b) ratifies and confirms that all guaranties, assurances, and Liens granted, conveyed, or assigned to Buyer under the Purchase Documents (as they may have been renewed, extended, and amended) are not released, reduced, or otherwise adversely affected by this document and continue to guarantee, assure, and secure full payment and performance of the present and future Obligation, and (c) agrees to perform those acts and duly authorize, execute, acknowledge, deliver, file, and record those additional documents, and certificates as Buyer may request in order to create, perfect, preserve, and protect those guaranties, assurances, and Liens.

I. 		REPRESENTATIONS.  To induce Buyer to enter
into this document, Seller represents and warrants to Buyer that as of the date of this document (a) Seller has all requisite authority and power to execute, deliver, perform its obligations under this document, which execution, delivery, and performance have been duly authorized by all necessary corporate action, require no action by or filing with any Tribunal, do not violate any of its articles of incorporation, certificate of incorporation, or bylaws or (except where not a Material-Adverse Event) violate any Law applicable to it or any material agreement to which it or its assets are bound, (b) upon execution and delivery by all parties to it, this document will constitute Seller's legal and binding obligation, enforceable against it in accordance with this document's terms except as that enforceability may be limited by Debtor Laws and general principles of equity, (c) all other representations and warranties in the Purchase Documents are true and correct in all material respects except to the extent that (i) any of them speak to a different specific date or (ii) the facts on which any of them were based have been changed by transactions contemplated or permitted by the Purchase
Agreement, and (d) no Material-Adverse Event, Default or
Potential Default exists.

I. 		EXPENSES.  Seller shall pay all costs, fees,
and expenses paid or incurred by Buyer incident to this document, including, without limitation, the reasonable fees and expenses of Buyer's counsel in connection with the negotiation, preparation, delivery, and execution of this document and any related documents.

I. 		MISCELLANEOUS.  All references in the
Purchase Documents to the "Master Whole-Loan Purchase
Agreement" refer to the Purchase Agreement as amended by this document. This document is a "Purchase Document" referred to in the Purchase Agreement; therefore, the provisions relating to Purchase Documents in Sections 1 and 11 are incorporated in this document by reference. Except as specifically amended and modified in this document, the Purchase Agreement is unchanged and continues in full force and effect. This document may be executed in any number of counterparts with the same effect as if all signatories had signed the same document. All counterparts must be construed together to constitute one and the same instrument. This document binds and inures to each of the undersigned and their respective successors and permitted assigns, subject to Section 11.12. THIS DOCUMENT AND THE OTHER
PURCHASE DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR
SUBSEQUENT ORAL AGREEMENTS BY THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.



	EXECUTED as of the date first stated above.

FIRST PREFERENCE MORTGAGE
CORP.,
as Seller


By
David W. Mann,
President
BANK ONE, TEXAS, N.A.,
as Buyer


By
Brian J. Hilberth,
Assistant Vice President







	EXHIBIT 22 - SUBSIDIARIES OF THE REGISTRANT


	Exhibit 22

	FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

	SUBSIDIARIES OF THE REGISTRANT





 Name Under Which Subsidiary    State of Incorporation   Percentage
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

























	-69-

	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


	FIRST FINANCIAL CORPORATION



 /s/ David W. Mann                             /s/ Robert L.
Harris
By:  David W. Mann	          By:  Robert L. Harris
     President and Principal	     Vice President
     Financial Officer	           and Principal Accounting
                                  Officer


Date:   April 11, 1997    	Date:  April 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert A. Mann         Date:  April 11, 1997
    Robert A. Mann, Director and
     Chairman of the Board


/s/ David W. Mann         	Date:  April 11, 1997
    David W. Mann, Director and
           President


/s/ Walter J. Rusek       	Date:  April 11, 1997
    Walter J. Rusek, Director


/s/ Barrett Smith         	Date:  April 11, 1997
    Barrett Smith, Director


/s/ Jack Hauser           	Date:  April 11, 1997
  Jack Hauser, Director