Form 10QSB
period 1997-03-31
FIRST FINANCIAL CORP /TX/
filed 1997-05-14
CIK 36315

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended March 31, 1997 Commission file number 0-5559

                   FIRST FINANCIAL CORPORATION
    (Exact name of registrant as specified in its charter)


            Texas                                 74-1502313
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


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
Yes         X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, No Par Value                   173,528
         (Class)                    (Outstanding at April 30, 1997)

                           FORM 10-QSB

                   FIRST FINANCIAL CORPORATION
                         MARCH 31, 1997



                              INDEX


Part I Financial Information                           Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of            1
               March 31, 1997

               Consolidated Statements of Income           2
               for the Three-Months ended
               March 31, 1997 and 1996

               Consolidated Statements of Cash
               Flow for the Three-Months
               ended March 31, 1997 and 1996               3

               Notes to Consolidated Financial
               Statements                                  4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial      5-6
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                           6

     Item 6.   Exhibits and Reports on Form 8-K            7

                                  First Financial Corporation
                                Consolidated Balance Sheet
                                        March 31, 1997
                                         (Unaudited)


        Assets
        ------
Cash and cash equivalents                                                 $  710,933
Restricted cash                                                              310,524
Accounts receivable                                                        1,151,318
Marketable investment securities                                             291,086
Real estate held for investment, at cost                                     474,074
Mortgage loans                                                             2,448,292
Investment in and advances to
  affiliated companies                                                       360,583
Property and equipment                                                       795,328
Deferred tax benefit                                                         292,996
Other assets                                                                 687,158
                                                                          ----------
            Total Assets                                                  $7,522,292
                                                                          ==========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                             $        0
Estimated reserve for losses under servicing
  agreements                                                               1,202,155
Other liabilities                                                          1,407,487
                                                                          ----------
            Total Liabilities                                              2,609,642
                                                                          ----------

Minority interest                                                          1,691,253
                                                                          ----------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                            1,000
  Additonal paid-in capital                                                  518,702
  Retained earnings                                                        2,743,470
                                                                          ----------
                                                                           3,263,172
  Less:Treasury stock - at cost                                              (35,309)
       Net unrealized loss on marketable
        investment securities                                                 (6,466)
                                                                          ----------
            Total Stockholders' Equity                                     3,221,397
                                                                          ----------
            Total Liabilities and Stockholders' Equity                    $7,522,292
                                                                          ==========

See accompanying notes to consolidated financial statements.



                                        -1-


                                      First Financial Corporation
                                   Consolidated Statements of Income
                               Three months ended March 31,1997 and 1996
                                             (Unaudited)




                                                                             1997           1996
                                                                          -----------     -----------
Revenues:
  Loan administration                                                     $  957,081      $  843,351
  Interest income                                                            269,780         271,535
  Other income                                                               107,388          95,997
                                                                          -----------     -----------
     Total revenues                                                        1,334,249       1,210,883

Expenses:
  Salaries and related expenses                                              794,508         666,021
  Interest expense                                                           142,094         158,737
  Provision for losses under servicing
    agreements                                                              (109,286)       (123,000)
  Other operating expenses                                                   498,661         494,060
                                                                          -----------     -----------
     Total expenses                                                        1,325,977       1,195,818
                                                                          -----------     -----------
     Income before income taxes,
      minority interest, and equity in earnings
      (loss) of affiliates                                                     8,272          15,065

Federal income taxes                                                               0               0
                                                                          -----------     -----------
     Income before minority interest                                           8,272          15,065

Minority interest in net loss (income)                                        34,609          34,217
                                                                          -----------     -----------
     Income before equity in earnings
      (loss) of affiliates                                                    42,881          49,282

Equity in earnings (loss) of affiliates                                       26,585           2,848
                                                                          -----------     -----------
     Net income                                                           $   69,466      $   52,130
                                                                          ===========     ===========
Income per common share                                                   $     0.40      $     0.30
                                                                          ===========     ===========



See accompanying notes to consolidated financial statements.








                        First Financial Corporation
                   Consolidated Statement of Cash Flows

                                                                                 (Unaudited)
                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              1997            1996
                                                                         -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                                    $     69,466    $     52,129
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                               35,428          87,606
   Provision for losses under servicing agreements                          (109,286)       (123,000)
   Equity in (income) loss of affiliates                                     (26,585)         (2,848)
   Realized losses on marketable investment securities                             0               0
   Net (increase) decrease in accounts receivable                           (196,521)         (7,553)
   Net (increase) decrease in other assets                                   110,306         104,646
   Net increase (decrease) in other liabilities                             (183,931)       (366,367)
   Increase in minority interest                                             (34,610)        (34,219)
   (Increase) decrease in restricted cash used
     in operating activities - net                                           100,000            (199)
   Increase in mortgage loans - net                                                0               0
   Mortgage loans funded                                                 (49,301,379)    (36,300,205)
   Mortgage loans sold                                                    50,336,891      38,217,518
   Increase in mortgage loans participations sold                         (1,112,084)     (1,849,901)
   Other                                                                     (51,012)         13,076
                                                                        -------------   -------------
        Net cash provided (used) for operating activities                   (363,318)       (209,319)
                                                                        -------------   -------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                          0               0
   Purchases of marketable investment securities                                   0               0
   Purchase of property and equipment                                        (22,543)        (20,308)
   Principal collections on mortgage loans                                   307,517         251,822
   Amortization of discount on mortgage loans purchased                      (18,002)        (12,973)
   (Advances to) repayments from affiliates                                   50,000          12,500
                                                                        -------------   -------------
        Net cash provided (used) for investing activities                    316,972         231,041
                                                                        -------------   -------------
Cash flows from financing activities:
   Payment on notes payable                                                        0         (61,000)
                                                                        -------------   -------------
        Net cash used for financing activities                                     0         (61,000)
                                                                        -------------   -------------
Net increase (decrease) in cash and cash equivalents                         (46,346)        (39,278)
Cash and cash equivalents at beginning of year                               757,279         755,691
                                                                        -------------   -------------
Cash and cash equivalents at end of period                              $    710,933    $    716,413
                                                                        =============   =============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                        $    170,762    $    210,271
                                                                        =============   =============

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

The results of operations and changes in cash flow for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company has approximately $5,800,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $4,500,000 at March 31, 1997, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,533 and are included in restricted cash at March 31, 1997.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $69,466 for the quarter ended March 31, 1997 compared to net income of $52,130 for the same period in 1996. Loan administration revenues were $957,081 for the first quarter for 1997 compared to $843,351 for the first quarter of 1996. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 1997, First Preference Mortgage Corp., a third tier subsidiary of Key Group, funded approximately $49 million in new residential mortgage loans compared to approximately $36 million during the same period in 1996.

Interest income for the quarter ended March 31, 1997 amounted to $269,780 compared to $271,535 for the same period in 1996.
During the quarter ended March 31, 1997. the interest income earned by the Company on investments declined by approximately $15,000 or 16%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $935,000 from March 31, 1996 to March 31, 1997. During the first quarter of 1997, the interest income earned on mortgages held for sale increased by approximately $14,000, primarily due to the increased volume of new residential mortgage loans originated during this time period as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the quarter ended March 31, 1997 amounted to $107,388 as compared to $95,997 for the same period in 1996. This increase is primarily due to increased consulting fees earned by the Company for providing accounting services. During the first quarter of 1997, the Company increased the fees it charges for providing accounting services to compensate for the Company's increasing costs

Salaries and related expenses increased to $794,508 for the three months ended March 31, 1997, compared to $666,021 for the three months ended March 31, 1996. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp.

For the quarter ended March 31, 1997, interest expense amounted to $142,094 compared to $158,737 for the same period in 1996.
The decrease in interest expense for the quarter ended March 31, 1997 and the significant increase in the spread between interest income and interest expense is primarily due to a new loan participation agreement utilized by the Company. During the quarter ended March 31, 1997, the Company's loan participation agreement provided that the yield earned by the financial institution was at a specified rate above the federal funds rate. During the corresponding period in 1996, the yields earned by the Company's primary financial institutions were at varying rates above the prime interest rates.

During the quarter ended March 31, 1997, the provision for losses under servicing agreements was ($109,286) resulting in a balance in the reserve for losses under servicing agreements of $1,202,155 at March 31, 1997. For the quarter ended March 31, 1996, the Company had a negative provision for losses under servicing agreements of ($123,000) which resulted in a balance in the reserve for losses under servicing agreements of $1,763,283 at March 31, 1996. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net loss of Key Group amounted to $34,609 for the quarter ended March 31, 1997. For the quarter ended March 31, 1996, the minority interest in the net loss of Key Group amounted to $34,217. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income for the three months ended March 31, 1997 reflect equity in net income of affiliates of $26,585 compared to net income of $2,848 for the three months ended March 31, 1996. This increase is primarily due to the affiliate realizing a significant gain on the sale of certain real estate during the quarter ended March 31, 1997.

Financial Condition

At March 31, 1997, the Company's total assets were $7,522,292. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,123,686 at March 31, 1997. The Key Group assets at March 31, 1997 consisted primarily of cash and cash equivalents of $374,948, mortgage loans of $2,211,298, property and equipment of $257,664 and accounts receivable, prepaid expenses and other assets of $1,249,278. The minority interest in the net assets of Key Group at March 31, 1996 amounted to $1,279,776.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,021,460 at March 31, 1997. Included therein was cash and cash equivalents for Key Group of $374,948 and Apex Lloyds Insurance Company of $591,623. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1996, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling $25,000,000. First Preference Mortgage Corp. is in the process on negotiating a renewal of this agreement which expires June 24, 1997.

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

Item 6. Exhibits and Reports on Form 8-K

     Exhibit 27 - Financial Data Schedule

     No Form 8-K was filed during the quarter ended March 31, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    First Financial Corporation
                    ___________________________




Date      May 13, 1997        /s/ David W. Mann
                              David W. Mann
                              President
                              Duly Authorized Officer and
                              Principal Financial Officer


Date     May 13, 1997         /s/ Annie Laurie Miller
                              Annie Laurie Miller
                              Executive Vice President and
                              Principal Accounting Officer