Form 10QSB
period 1997-06-30
FIRST FINANCIAL CORP /TX/
filed 1997-08-13
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997     Commission file number 0-5559

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
Yes   X     No_____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value                        173,528
          (Class)                        Outstanding at August 15, 1997)

                           FORM 10-QSB

                   FIRST FINANCIAL CORPORATION
                          JUNE 30, 1997



                              INDEX


Part I Financial Information                            Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of             1
               June 30, 1997

               Consolidated  Statements  of  Income         2
               for the Three-Months and Six-Months
               ended June 30, 1997 and 1996

               Consolidated Statements of Cash
               Flow for the Six-Months
               ended June 30, 1997 and 1996                 3

               Notes to Consolidated Financial
               Statements                                   4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial       5-7
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                            7

     Item 4. Submission of Matters to a Vote
             of Security Holders                            7

     Item 6.   Exhibits and Reports on Form 8-K             7


                                                 First Financial Corporation
                                                 Consolidated Balance Sheet
                                                      June 30, 1997
                                                       (Unaudited)

                         Assets
                         ------
Cash and cash equivalents                                                            $ 1,066,504
Restricted cash                                                                          310,533
Accounts receivable                                                                    1,307,187
Marketable investment securities                                                         297,623
Real estate held for investment, at cost                                                 474,074
Mortgage loans                                                                         2,150,955
Investment in and advances to affiliated companies                                       362,805
Property and equipment                                                                   767,308
Other assets                                                                           1,078,717
                                                                                     -----------
                             Total Assets                                            $ 7,815,706
                                                                                     ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                                                  -
Estimated reserve for losses under servicing agreements                                1,065,628
Other liabilities                                                                      1,695,788
                                                                                     -----------
                             Total Liabilities                                         2,761,416
                                                                                     -----------
Minority interest                                                                      1,728,343
                                                                                     -----------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in treasury shares                                     1,000
  Additonal paid-in capital                                                              518,702
  Retained earnings                                                                    2,841,554
                                                                                     -----------
                                                                                       3,361,256
  Less:Treasury stock - at cost                                                          (35,309)
       Net unrealized loss on marketable investment securities                                 -
                                                                                     -----------
                             Total Stockholders' Equity                                3,325,947
                                                                                     -----------
                             Total Liabilities and Stockholders' Equity              $ 7,815,706
                                                                                     ===========

See accompanying notes to consolidated financial statements.



                                                       First Financial Corporation
                                                    Consolidated Statements of Income
                                           Three months and Six months ended June 30,1997 and 1996
                                                              (Unaudited)

                                                                 Three months ended                     Six months ended
                                                                     June 30,                            June 30,
                                                          --------------------------------    --------------------------------
                                                             1997              1996               1997               1996
                                                          ----------        ----------        ----------          ----------
Revenues:
  Loan administration                                    $ 1,253,989        $  964,302         $ 2,211,070       $ 1,749,087
  Interest income                                            296,843           288,126             566,623           559,661
  Other income                                               106,498           100,171             213,886           266,134
                                                         -----------        ----------         -----------       -----------
     Total Revenues                                        1,657,330         1,352,599           2,991,579         2,574,882
                                                         -----------        ----------         -----------       -----------
Expenses:
  Salaries and related expenses                              899,208           726,534           1,693,716         1,392,555
  Interest expense                                           164,735           192,919             306,829           351,656
  Provision for losses under servicing agreements            (78,000)         (141,000)           (187,286)         (264,000)
  Other operating expenses                                   538,436           528,758           1,037,097         1,034,217
                                                          ----------        ----------          ----------        ----------
     Total Expenses                                        1,524,379         1,307,211           2,850,356         2,514,428
     Income before income taxes,                          ----------        ----------          ----------        ----------
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary items           132,951            45,388             141,223            60,454

Federal income taxes                                               0                 0                   0                 0
                                                          ----------        ----------          ----------        -----------
     Income before minority interest                         132,951            45,388             141,223            60,454

Minority interest in net loss (income)                       (37,089)           17,109              (2,480)           51,326
                                                          ----------        ----------          ----------        ----------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item                       95,862            62,497             138,743           111,780

Equity in earnings (loss) of affiliates                        2,222            (3,305)             28,807              (458)
                                                          ----------        ----------          ----------        ----------
     Income before extraorinary item                          98,084            59,192             167,550           111,322

Utilization of tax loss carryforward                               0                 0                   0                 0
                                                         -----------        -----------       ------------       ------------
     Net income                                          $    98,084        $   59,192        $    167,550       $   111,322
                                                         ===========       ===========        ============       ===========
Income Per Common Share                                  $      0.49        $     0.30        $       0.84       $      0.56
                                                         ===========       ===========        ============       ===========



See accompanying notes to consolidated financial statements.



                                         First Financial Corporation
                                    Consoidated Statement of Cash Flows
                                                                        (Unaudited)
                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                   1997              1996
                                                               -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                           $     167,550      $    111,322
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                       71,590            97,783
   Provision for losses under servicing agreements                  (187,286)         (264,000)
   Equity in (income) loss of affiliates                             (28,807)              457
   Realized losses on marketable investment securities                     0                 0
   Net (increase) decrease in accounts receivable                   (352,390)          (50,958)
   Net (increase) decrease in other assets                            11,743           102,653
   Net increase (decrease) in other liabilities                      104,370          (413,966)
   Increase in minority interest                                       2,480           (51,327)
   (Increase) decrease in restricted cash used
     in operating activities - net                                    99,991              (394)
   Increase in mortgage loans - net                                        0                 0
   Mortgage loans funded                                        (109,780,684)      (85,102,475)
   Mortgage loans sold                                           108,496,680        87,019,787
   Increase in mortgage loans participations sold                  1,290,509        (1,849,902)
   Other                                                            (109,561)            2,046
                                                               -------------      -------------
        Net cash provided (used) for operating activities           (213,815)         (398,974)
                                                               -------------      -------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                  0                 0
   Purchases of marketable investment securities                           0                 0
   Purchase of property and equipment                                (30,685)          (20,308)
   Principal collections on mortgage loans                           533,033           488,608
   Amortization of discount on mortgage loans purchased              (29,308)          (24,766)
   (Advances to) repayments from affiliates                           50,000            12,500
                                                               -------------      -------------
        Net cash provided (used) for investing activities            523,040           456,034
                                                               -------------      -------------
Cash flows from financing activities:
   Payment on notes payable                                                0          (166,000)
                                                               -------------      -------------
        Net cash used for financing activities                             0          (166,000)
                                                               -------------      -------------
Net increase (decrease) in cash and cash equivalents                 309,225          (108,940)
Cash and cash equivalents at beginning of year                       757,279           755,691
                                                               -------------      -------------
Cash and cash equivalents at end of period                     $   1,066,504      $    646,751
                                                               =============      =============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                               $     371,483      $    337,744
                                                               =============      ============

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

The results of operations and changes in cash flow for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $4,100,000 at June 30, 1997, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at June 30, 1997.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition

Results of Operations

The Company had a net income of $167,550 for the six months ended June 30, 1997 compared to net income of $111,322 for the same period in 1996. Loan administration revenues were $2,211,070 for the first six months of 1997 compared to $1,749,087 for the same period of 1996. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the six months ended June 30, 1997, originations of new residential mortgage loans amounted to approximately $109.8 million compared to approximately $85.1 during the same period in 1996.

Interest income for the six months ended June 30, 1997 amounted to $566,623 compared to $559,661 for the same period in 1996. During the six months ended June 30, 1997, the interest income earned by the Company on investments declined by approximately $30,000 or 16%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $816,000 from June 30, 1996 to June 30, 1997. During the first six months of 1997, the interest income earned on mortgages held for sale increased by approximately $37,000, primarily due to the increased volume of new residential mortgage loans originated during this time period as discussed above. First Preference Mortgage Corp., a third tier subsidiary of Key Group, earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 1997 amounted to $213,886 as compared to $266,134 for the same period in 1996.
This decrease is primarily due to decreased insurance commissions earned through a fronting and reinsurance agreement.

Salaries and related expenses increased to $1,693,716 for the six months ended June 30, 1997, compared to $1,392,555 for the six months ended June 30, 1996. This increase is due to the addition of personnel in connection with the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp.

For the six months ended June 30, 1997, interest expense amounted to $306,829 compared to $351,656 for the same period in 1996. The decrease in interest expense for the six months ended June 30, 1997 and the significant increase in the spread between interest income and interest expense was primarily due to the utilization of a loan participation agreement that provided that the yield earned by the financial institution was at a specified rate above the federal funds rate. During the corresponding period in 1996, the primary loan participation agreement utilized by the Company provided that the yield earned by the financial institution was at a specified rate above the prime interest rate.

During the six months ended June 30, 1997, the provision for losses under servicing agreements was ($187,286) resulting in a balance in the reserve for losses under servicing agreements of $1,065,628 at June 30, 1997. For the six months ended June 30, 1996, the Company had a negative provision for losses under servicing agreements of ($264,000) which resulted in a balance in the reserve for losses under servicing agreements of $1,611,327 at June 30, 1996. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net income of Key Group amounted to ($2,480) for the six months ended June 30, 1997. For the six months ended June 30, 1996, the minority interest in the net loss of Key Group amounted to $51,326. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income for the six months ended June 30, 1997 reflect equity in net income of affiliates of $28,807 compared to a net loss of ($458) for the six months ended June 30, 1996. This increase is primarily due to the affiliate realizing a significant gain on the sale of certain real estate during the period ended June 30, 1997.

Financial Condition

At June 30, 1997, the Company's total assets were $7,815,706. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,293,234 at June 30, 1997. The Key Group assets at June 30, 1997 consisted primarily of cash and cash equivalents of $683,355, mortgage loans of $1,938,388, property and equipment of $236,649 and accounts receivable, prepaid expenses and other assets of $1,434,842. The minority interest in the net assets of Key Group at June 30, 1997 amounted to $1,728,343.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,377,037 at June 30, 1997. Included therein was cash and cash equivalents for Key Group of $683,355 and Apex Lloyds Insurance Company of $640,732. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1996, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling $25,000,000. First Preference Mortgage Corp. is in the process of negotiating a renewal of this agreement which expires August 31, 1997.

                PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will not have a material effect on this financial position of the Company.

Item 4. Submission of  Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 20, 1997, pursuant to an information statement dated April 28, 1997, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of Directors:
John Carl Hauser, David W. Mann, Robert A. Mann. Walter J. Rusek, and Barrett Smith.

In other matters, the shareholders approved the selection of Pattillo, Brown, & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 1997 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during  the quarter ended June 30, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       First Financial Corporation
      _____________________________________________________





Date  August 13, 1997         /s/ David W. Mann
                              David W. Mann
                              President
                              Duly Authorized Officer and
                              Principal Financial Officer


Date August 13, 1997          /s/ Annie Laurie Miller
                              Annie Laurie Miller
                              Executive Vice President and
                              Principal Accounting Officer