Form 10QSB
period 1997-09-30
FIRST FINANCIAL CORP /TX/
filed 1997-11-13
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997        Commission file number 0-5559

                     FIRST FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)


          Texas                             74-1502313
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)


     800 Washington Avenue, Waco, Texas        76701
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (254) 757-2424

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ___X___          No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, No Par Value              173,528
        (Class)                    (Outstanding at November 15, 1997)

                              FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                          SEPTEMBER 30, 1997



                                 INDEX


Part I Financial Information                      Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of        1
               September 30, 1997

               Consolidated Statements of Income       2
               for the Three-Months and Nine-Months
               ended September 30, 1997 and 1996

               Consolidated Statements of Cash
               Flow for the Nine-Months
               ended September 30, 1997 and 1996       3

               Notes to Consolidated Financial
               Statements                              4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial  5-7
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                       7

     Item 6.   Exhibits and Reports on Form
               8-K                                     7

                                            First Financial Corporation
                                            Consolidated Balance Sheet
                                                 September 30, 1997
                                                  (Unaudited)


                    Assets
                    ------
Cash and cash equivalents                                         $ 1,043,091
Restricted cash                                                       310,524
Accounts receivable                                                 1,298,824
Marketable investment securities                                      296,945
Real estate held for investment, at cost                              474,074
Mortgage loans                                                      2,278,569
Investment in and advances to
  affiliated companies                                                378,545
Property and equipment                                                751,451
Other assets                                                        1,114,126
                                                                  -----------
                Total Assets                                      $ 7,946,149
                                                                  ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                               0
Estimated reserve for losses under servicing
  agreements                                                        1,002,816
Other liabilities                                                   1,737,095
                                                                  -----------
                Total Liabilities                                   2,739,911
                                                                  -----------

Minority interest                                                   1,787,636
                                                                  -----------

Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares; issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                     1,000
  Additonal paid-in capital                                           518,702
  Retained earnings                                                 2,934,209
                                                                  -----------
                                                                    3,453,911
  Less:Treasury stock - at cost                                       (35,309)
       Net unrealized loss on marketable
        investment securities                                               0
                                                                  -----------
                Total Stockholders' Equity                          3,418,602
                                                                  -----------
                Total Liabilities and Stockholders' Equity        $ 7,946,149
                                                                  ===========

See accompanying notes to consolidated financial statements.


                                                  First Financial Corporation
                                               Consolidated Statements of Income
                                      Three months and Nine months ended September 30,1997 and 1996
                                                         (Unaudited)

                                                              Three months ended                          Nine months ended
                                                                  September 30,                             September 30,
                                                          --------------------------------        --------------------------------
                                                              1997                1996                1997                1996
                                                           ----------          ----------          ----------          ----------
Revenues:
  Loan administration                                      $1,500,553          $1,062,055          $3,711,623          $2,811,142
  Interest income                                             358,219             383,227             924,842             942,888
  Other income                                                135,002             118,017             348,888             361,351
                                                           ----------          ----------          ----------          ----------
     Total Revenues                                         1,993,774           1,563,299           4,985,353           4,115,381
                                                           ----------          ----------          ----------          ----------

Expenses:
  Salaries and related expenses                             1,002,594             820,050           2,696,310           2,212,605
  Interest expense                                            250,348             265,884             557,177             617,540
  Provision for losses under servicing
    agreements                                                (59,214)           (121,000)           (246,500)           (385,000)
  Other operating expenses                                    663,838             535,858           1,700,935           1,547,276
                                                           ----------          ----------          ----------          ----------
     Total Expenses                                         1,857,566           1,500,792           4,707,922           3,992,421
                                                           ----------          ----------          ----------          ----------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary items            136,208              62,507             277,431             122,960

Federal income taxes                                                0                   0                   0                   0
                                                           ----------          ----------          ----------          ----------
     Income before minority interest                          136,208              62,507             277,431             122,960

Minority interest in net loss (income)                        (59,293)             11,945             (61,773)             63,271
                                                           ----------          ----------          ----------          ----------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item                        76,915              74,452             215,658             186,231

Equity in earnings (loss) of affiliates                        15,741              32,526              44,548              32,069
                                                           ----------          ----------          ----------          ----------
     Income before extraorinary item                           92,656             106,978             260,206             218,300

Utilization of tax loss carryforward                                0                   0                   0                   0
                                                           ----------          ----------          ----------          ----------
     Net income                                            $   92,656          $  106,978          $  260,206          $  218,300
                                                           ==========          ==========          ==========          ==========
Income Per Common Share                                    $     0.46          $     0.53          $     1.30          $     1.09
                                                           ==========          ==========          ==========          ==========



See accompanying notes to consolidated financial statements.





                                    First Financial Corporation
                                 Consolidated Statement of Cash Flows

                                                                          (Unaudited)
                                                                       Nine Months Ended
                                                                          September 30,
                                                                    ----------------------------
                                                                      1997                1996
                                                                  -----------         -----------
Cash flows from operating activities:
   Net income (loss)                                             $     260,206       $     218,300
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                        108,503             143,162
   Provision for losses under servicing agreements                    (246,500)           (385,000)
   Equity in (income) loss of affiliates                               (42,817)            (32,526)
   Realized (gain) loss on marketable investment securities             (6,098)                  0
   Net (increase) decrease in accounts receivable                     (344,028)           (308,084)
   Net (increase) decrease in other assets                             (23,666)              3,943
   Net increase (decrease) in other liabilities                        145,677             (47,194)
   Increase in minority interest                                        61,773             (63,273)
   (Increase) decrease in restricted cash used
     in operating activities - net                                     100,000              16,606
   Increase in mortgage loans - net                                          0                   0
   Mortgage loans funded                                          (190,620,772)       (146,462,594)
   Mortgage loans sold                                             186,947,405         142,363,041
   Increase in mortgage loans participations sold                    3,377,896           4,086,694
   Other                                                              (114,962)              3,296
                                                                 --------------      --------------
        Net cash provided (used) for operating activities             (397,383)           (463,629)
                                                                 --------------      --------------

Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                6,847                   0
   Purchases of marketable investment securities                             0                   0
   Purchase of property and equipment                                  (51,742)            (59,523)
   Principal collections on mortgage loans                             716,086             719,690
   Amortization of discount on mortgage loans purchased                (37,996)            (35,359)
   (Advances to) repayments from affiliates                             50,000              12,500
                                                                 --------------      --------------
        Net cash provided (used) for investing activities              683,195             637,308
                                                                 --------------      --------------
Cash flows from financing activities:
   Payment on notes payable                                                  0            (311,000)
                                                                 --------------      --------------
        Net cash used for financing activities                               0            (311,000)
                                                                 --------------      --------------

Net increase (decrease) in cash and cash equivalents                   285,812            (137,321)
Cash and cash equivalents at beginning of year                         757,279             755,691
                                                                 --------------      --------------
Cash and cash equivalents at end of period                       $   1,043,091       $     618,370
                                                                 =============       ==============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                 $     541,810       $     612,996
                                                                 =============       ==============

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $3,800,000 at September 30, 1997, were sold to investors with recourse.
The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at September 30, 1997.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $260,206 for the nine months ended September 30, 1997 compared to net income of $218,300 for the same period in 1996. Loan administration revenues were $3,711,623 for the first nine months of 1997 compared to $2,811,142 for the same period of 1996. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 1997, originations of new residential mortgage loans amounted to approximately $190.6 million compared to approximately $146.5 million during the same period in 1996.

Interest income for the nine months ended September 30, 1997 amounted to $924,842 compared to $942,888 for the same period in 1996. During the nine months ended September 30, 1997, the interest income earned by the Company on investments declined by approximately $55,000 or 18%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $634,000 from September 30, 1996 to September 30, 1997. During the first nine months of 1997, the interest income earned on mortgages held for sale increased by approximately $37,000, primarily due to the increased volume of new residential mortgage loans originated during this time period as discussed above. First Preference Mortgage Corp., a third tier subsidiary of Key Group, earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the nine months ended September 30, 1997 amounted to $348,888 as compared to $361,351 for the same period in 1996.
This decrease is primarily due to decreased insurance commissions earned through a fronting and reinsurance agreement.

Salaries and related expenses increased to $2,696,310 for the nine months ended September 30, 1997, compared to $2,212,605 for the nine months ended September 30, 1996. This increase is primarily due to the significant increase in the operations of the residential mortgage origination and servicing activities of First Preference Mortgage Corp.

For the nine months ended September 30, 1997, interest expense amounted to $557,177 compared to $617,540 for the same period in 1996. The decrease in interest expense for the nine months ended September 30, 1997 and the increase in the spread between interest income and interest expense was primarily due to the utilization of a loan participation agreement that provided that the yield earned by the financial institution was at a specified rate above the federal funds rate. During the first part of 1996, the primary loan participation agreement utilized by the Company provided that the yield earned by the financial institution was at a specified rate above the prime interest rate.

During the nine months ended September 30, 1997, the provision for losses under servicing agreements was ($246,500) resulting in a balance in the reserve for losses under servicing agreements of $1,002,816 at September 30, 1997. For the nine months ended September 30, 1996, the Company had a negative provision for losses under servicing agreements of ($385,000) which resulted in a balance in the reserve for losses under servicing agreements of $1,490,102 at September 30, 1996. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net income of Key Group amounted to ($61,733) for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the minority interest in the net loss of Key Group amounted to $63,271. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income for the nine months ended September 30, 1997 reflect equity in net income of affiliates of $44,548 compared to $32,069 for the nine months ended September 30, 1996. This increase is primarily due to the affiliate realizing a significant gain on the sale of certain real estate during the period ended September 30, 1997.

Financial Condition

At September 30, 1997, the Company's total assets were $7,946,149. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,611,961 at September 30, 1997. The Key Group assets at September 30, 1997 consisted primarily of cash and cash equivalents of $713,165, mortgage loans of $2,071,536, property and equipment of $223,468 and accounts receivable, prepaid expenses and other assets of $1,603,792. The minority interest in the net assets of Key Group at September 30, 1997 amounted to $1,787,636.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,353,615 at September 30, 1997. Included therein was cash and cash equivalents for Key Group of $713,165 and Apex Lloyds Insurance Company of $563,603. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1996, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling
$25,000,000 which expires August 31, 1998.

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

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended September 30, 1997.

Exhibit 27 - Financial Data Schedule

                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     First Financial Corporation
    ____________________________________________________________





Date   November 13, 1997         /s/ David W. Mann
                                 David W. Mann
                                 President
                                 Duly Authorized Officer and
                                 Principal Financial Officer


Date  November 13, 1997          /s/ Annie Laurie Miller
                                 Annie Laurie Miller
                                 Executive Vice President and
                                 Principal Accounting Officer