Form 10KSB
period 1997-12-31
FIRST FINANCIAL CORP /TX/
filed 1998-04-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                           FORM 10-KSB
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


            For the Fiscal year ended December 31, 1997

                  Commission file number    0-5559

                    FIRST FINANCIAL CORPORATION
       (Exact Name of Small Business Issuer in Its Charter)

            Texas                         74-1502313
(State or Other Jurisdiction of        (I.R.S. Employer
Incorporation or Organization)        Identification Number)

         800 Washington Avenue, Waco, Texas             76701
       (Address of principal executive offices)      (Zip Code)

  Issuer's telephone number, including area code  (254) 757-2424


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

Check  if  there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.   [   ]

State issuer's revenue for its most recent fiscal year. $6,773,924

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 1998.

Documents Incorporated by Reference: See Page 2.

               DOCUMENTS INCORPORATED BY REFERENCE



Location in Form 10-KSB                 Incorporated Document


Part III, Item  9 - Directors,       The Information required by this
Executive Officers,Promoters and     Item 9, is hereby incorporated
Control Persons; Compliance with     by reference to the definitive
Section 16(a) of the Exchange        information statement to be
Act                                  filed within 120 days after the
                                     end of the last fiscal year.

Part III, Item 10 - Executive        The information required by this
compensation                         Item 10, is hereby incorporated
                                     by reference to the definitive
                                     information statement to be
                                     filed within 120 days after the
                                     end of the last fiscal year.

Part III, Item 11 - Security         The information required by this
ownership of certain beneficial      Item 11, is hereby incorporated
owners and management                by reference to the definitive
                                     information statement to be
                                     filed within 120 days after the
                                     end of the last fiscal year.

Part III, Item 12 - Certain          The information required by this
relationships and related            Item 12, is hereby incorporated
transactions                         by reference to the definitive
                                     information statement to be
                                     filed within 120 days after the
                                     end of the last fiscal year.



Transitional Small Business Disclosure Format (check one)

     Yes           No  X


Total number of pages, including cover pages - 56

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

As of February 28, 1998, the Company services a portfolio of manufactured home loans aggregating approximately $3.4 million sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties.

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

On January 7, 1998, First Apex Re, Inc. (FAR) was incorporated for the purpose of providing reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and/or affiliated entities. The Company directly owns 52% of the outstanding stock of FAR. The remaining 48% is owned by Apex Lloyds Insurance Company, a wholly-owned subsidiary of the Company.


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

The Company owns, as a limited partner, 52.94% of Key Group, Ltd., a Texas limited partnership ("Key Group"). The general partners of Key Group are Robert A. Mann, who is Chairman of the Board of the Company, and First Key Holdings, Inc., a Texas corporation owned by the David
W. Mann 1990 Trust, of which Robert A. Mann is the trustee and David
W. Mann a beneficiary. David W. Mann, who is the son of Robert A. Mann, is President of the Company. Bluebonnet Investments, Ltd., is the other limited partner of Key Group, and owns 47.05% of the partnership. Robert A. Mann and David W. Mann have direct and/or indirect interests in Bluebonnet Investments, Ltd.

Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has three wholly-owned subsidiaries: Security Washington Avenue Corp., First Preference Financial Corp. and First Financial Information Services, Inc. First Preference Mortgage Corp. ("FPMC"), a wholly-owned subsidiary of Security Washington Avenue Corp., originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates at locations in Waco, Colleyville, Austin, Dallas, and Tyler, Texas. Each branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective market. Substantially all of the loans originated by FPMC are sold to governmental or private investors. FPMC retains the right to service certain loans it sells to investors for which FPMC is paid a service fee. FPMC funds the loans it originates prior to the sale of such loans to investors. The source of money to fund these loans is arrangements with financial institutions pursuant to which such financial institutions purchase a participation in the loan. The loan participation is repurchased from the financial institutions when the loan is sold to the investor. As of December 31, 1997, and February 28, 1998, FPMC was servicing a portfolio of conventional residential mortgage loans aggregating approximately $19.1 million and $18.7 million, respectively for institutional investors. There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions. Compared to its competitors, FPMC is a small company. The loan products offered by FPMC are similar to loan products offered by its competitors. With the recent passage of legislation allowing home equity lending in Texas, FPMC is evaluating the business opportunities presented by said legislation, but is not currently offering home equity loans. As a small company, FPMC attempts to provide superior service to attract customers. FPMC has a trademark registered with the State of Texas covering its name and Company logo. A similar trademark application is pending with the Federal Patent and Trademark Office.

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

                           (continued)

During 1994, FPMC sold a participation in a pool of manufactured housing installment sales contracts and installment loan agreements in the amount of $388,000 to First Preference Holdings, Inc., its parent at that time, at face value in exchange for a note from First Preference Holdings, Inc. for $388,000. The FPMC realized a gain related to the unamortized discount on these loans of approximately $50,000. The participation interest was immediately transferred back to FPMC as a contribution to capital. During 1995, First Preference Holdings, Inc. paid off the $318,000 remaining balance on the note it owed FPMC. (See "Certain Relationships and Related Transactions")

During 1995, FPMC repurchased the participation interest held by a related party in certain manufactured home loans owned by FPMC for approximately $231,000, the unpaid balance of the participations.
(See "Certain Relationships and Related Transactions")

The Company and its consolidated subsidiaries employed 96 employees as of December 31, 1997, of which 89 are full-time employees. Seventy-one (71) of these employees work for First Preference Mortgage Corp., of which 67 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.


Item 2.  Description of Properties

First Preference Mortgage Corp., a second tier subsidiary of Key Group, Ltd., in which the Company is a limited partner, owns an office building containing approximately 13,500 square feet of office space at 800 Washington Avenue, Waco, Texas. This office building has served as the Company's principal office since August 1991. The building is in good condition with no known or anticipated material repairs being required. The building was purchased by FPMC subject to a lien held by the Company. (See Certain Relationships and Related Transactions")

First Preference Mortgage Corp. leased approximately 1,676 square feet of office space located at 914 Lake Air Drive, Suite G, Waco, Texas for a lease term of 36 months. This lease expired August 1997. Prior to the expiration of this lease, FPMC moved this office to approximately 1,750 square feet of office space located at 919 N. Valley Mills Drive, Waco, Texas, for a lease term of 36 months commencing July 1, 1997.

On January 31, 1994, First Preference Mortgage Corp. subleased approximately 87 square feet of office space located at 25232 Grogans Park Drive, The Woodlands, Texas for a lease term of 12 months. On October 31, 1994, First Preference Mortgage Corp. leased approximately 2834 square feet of office space located at 14000 Woodloch Forest Drive, The Woodlands, Texas for a lease term of 38 months. In November, 1994, all operations in The Woodlands were moved to this new location, and the Grogans Park Drive office in The Woodlands was closed. The Woodlands office was closed January 31, 1996. In October 1996, First Preference Mortgage Corp. sub-leased this office space to a third party for a lease term of 14 months beginning November 1, 1996. This lease and sub-lease expired in November 1997.


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

On June 12, 1996, First Preference Mortgage Corp. sub-leased approximately 1,899 square feet of office space located at 1221 Abrams Road, Richardson, Texas, for a lease term of 12 months commencing July 1, 1996. This was closed in April 1997.

In August 1996, First Preference Mortgage Corp. leased approximately 500 square feet of office space located at 1053 North Pacific, Mineola, Texas, for a lease term of 12 months commencing September 1, 1996. This lease continued in effect on a month-to-month basis until February 1998, when the office was closed.

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

The Company currently owns approximately eighty acres of undeveloped land in McLennan County, Texas, and an interest in a lodge located in Tyler County, Texas. In addition, the Company has invested in a limited partnership whose primary assets are undeveloped real estate holdings in Orange County, Texas.

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


                           (continued)

Item 3.  Legal Proceedings

The Company is involved in routine litigation incidental to its business, both as plaintiff and defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from this litigation, if any, will not have a material effect on the financial position of the Company. The Company is not aware of any proceeding that a Governmental Authority is contemplating.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II


Item 5.  Market for the Registrants' Common Equity and
         Related Security Holder Matters

There is no established public trading market for the Company's no par value common stock. On March 31, 1998, the Company had approximately 474 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal years. Other than restrictions applicable to Texas corporations in general, there are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.


Item 6.  Management's Discussion and Analysis or
         Plan of Operations

The Company had net income of $329,979 for 1997, compared to net income of $226,823 for 1996. In general, the Company's net income is due to the negative provision for losses under manufactured home servicing agreements. The Company's results of operations include the Company's share of the net income of Key Group, which amounted to $218,757 in 1997 compared to a net loss of $90,393 in 1996, as discussed below.

The Company's manufactured home servicing portfolio at the end of 1997 was approximately $3.4 million, consisting of $1.6 million for institutional investors and $1.8 million held by a third tier subsidiary of Key Group, Ltd., in which the Company is a limited partner, compared to a total manufactured home servicing portfolio of $5.2 million at the end of 1996. This reduction of approximately $1.8 million is attributable to loan foreclosures, loan payoffs and normal loan run off. In addition, at the end of 1997, First Preference Mortgage Corp., a third tier subsidiary of Key Group, services approximately $19.1 million in residential mortgage loans for governmental and private investors compared to approximately $19.6 million at the end of 1996.

Loan administration and production revenue for 1997 were $3,345,016 compared to $2,585,412 in 1996. The increase in loan administration and production revenue during 1997, as compared to 1996, is primarily due to increased loan originations from the Company's residential mortgage loan operations. During 1997, First Preference Mortgage Corp. originated approximately $261 million in new residential mortgage loans compared to approximately $201 million in 1996.

Interest income for 1997 amounted to $1,248,424 compared to $1,361,584 in 1996. During 1997, the interest income earned by the Company on investments declined by approximately $113,160 or 8.3%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $651,941 from December 31, 1996, to December 31, 1997. During the year ended December 31, 1997, the interest income earned on mortgages held for sale decreased by approximately $40,000, primarily due to the general decline in residential mortgage loan interest rates that occurred during 1997. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.


                           (continued)

Item 6.  Management's Discussion and Analysis or
         Plan of Operations (Continued)


Interest expense for the year ended December 31, 1997, amounted to $779,975 compared to $894,228 for the same period in 1996. The decrease in interest expense for the year and the stability of the spread between interest income and interest expense was primarily due to the utilization of a loan participation agreement that provided that the yield earned by the financial institution was at a specified rate above the federal funds rate. During the first part of 1996, the primary loan participation agreement utilized by the Company provided that the yield earned by the financial institution was at a specified rate above the financial institution's prime interest rate. (See Liquidity and Capital Resources.)

During the years ended December 31, 1997 and 1996, the Company did not originate any manufactured home loans. The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 1997, the Company realized gain on sales of assets of $1,863,832 compared to $1,320,635 in 1996. This increase is attributable to the volume of new residential mortgage loans sold by First Preference Mortgage Corp. to governmental and private investors which increased to approximately $259.6 million in 1997, compared to $202.9 million in 1996, and an increase in the net margin realized on the sale of these mortgage loans.

Salaries and related expenses for 1997 were $3,687,301 compared to $2,979,991 in 1996. This significant increase is the result of the continued expansion of the residential mortgage loan origination and servicing operations of First Preference Mortgage Corp., as discussed above.

For the year ended December 31, 1997, the Company had a negative provision for losses under servicing agreements of $324,900 resulting in a balance in the reserve for losses under servicing agreements at December 31, 1997, of $908,245. In 1996, the negative provision for losses under servicing agreements was $508,000, resulting in a balance in the reserve account at year-end of $1,371,067. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

Operating expenses for 1997 were $2,278,202 compared to $2,092,089 in 1996. The primary reason for this increase is the increase in new residential mortgage loan originations by First Preference Mortgage Corp., which increased by approximately 30% in 1997 over 1996.

For the year ended December 31, 1997, Key Group had net income of $218,757 compared to a net loss of $170,759 in 1996. The minority interest in the net income (loss) of Key Group amounted to $102,956 in 1997, compared to ($80,365) in 1996. The minority interest represents the ownership of other entities in the Key Group net income or loss.


                           (continued)

Item 6.  Management's Discussion and Analysis or
         Plan of Operations (Continued)


The Company's portfolio of manufactured home loans held for investment and serviced for investors is a declining asset due to loan payoffs and normal loan run off. It is estimated that a majority of these manufactured home loans will be liquidated over the next 3 to 4 years. This decline in the manufactured home loans will adversely affect the Company's loan administration revenue, interest income and insurance premiums and commissions.

At December 31, 1997, the Company's total assets were $7,832,929. Included in the Company's total assets are the assets of Key Group which amounted to $4,896,371 at December 31, 1997. The Key Group assets at December 31, 1997, consisted primarily of cash and cash equivalents of $756,552, mortgage loans of $1,845,232, property and equipment of $941,838 and prepaid expenses and other assets of $1,352,673. The minority interest in the net assets of Key Group at December 31, 1997, amounted to $1,828,819.


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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $1,477,794 at December 31, 1997. Included therein were cash and cash equivalents for Key Group of $756,552 and Apex Lloyds of $288,736. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

The Company's primary sources of cash to meet its operational expenses, meet debt service obligations to its lenders and advance deficiencies in scheduled payments due the holders of manufactured home loans serviced by the Company will be cash on hand, cash generated by liquidation of existing assets, collection of claims on credit insurance and servicing fees.

First Preference Mortgage Corp. has a master loan participation agreement with a financial institution in the amount of $25,000,000 which expires on August 31, 1998. On March 10, 1998, the amount of this agreement was increased to $30,000,000 and will remain at this level until May 31, 1998, at which time the amount will decrease to $25,000,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by First Preference Mortgage Corp. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At December 31, 1997, approximately $13,581,062 in participations were outstanding under this agreement.

                           (continued)

Item 6.  Management's Discussion and Analysis or
         Plan of Operations (Continued)


The Company had no material commitments for capital expenditures at December 31, 1997. As reflected in the attached financial statements, the stockholders' equity of the Company was $3,492,834 at December 31, 1997, and the stockholders' equity was $3,174,114 at December 31, 1996.


YEAR 2000

The Company has reviewed its critical information systems for YEAR 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and action plan, the Company believes the cost of such remedial corrective actions are not material to the Company's financial position, results of operations or cash flows.

Item 7.  Financial Statements





                  INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULES


                                                                     Page
                                                                    Number


Independent Auditors' Report .....................................    13

Financial Statements

     Consolidated Balance Sheet...................................    14

     Consolidated Statements of Income............................    15

     Consolidated Statements of Stockholders' Equity (Deficit) ...    16

     Consolidated Statements of Cash Flow.........................    17

     Notes to Consolidated Financial Statements ...............    18 - 32

                     PATTILLO, BROWN & HILL, L.L.P.
                      CERTIFIED PUBLIC ACCOUNTANTS
                     Providing Services Since 1923

                             AMERICAN PLAZA
                     200 WEST HIGHWAY 6, SUITE 300
                             P.O. BOX 20725
                        WACO, TEXAS  76702-0725
                             (254) 772-4901
                           FAX (254) 772-4920





                   INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Stockholders
First Financial Corporation

     We have audited the accompanying consolidated balance sheet of First Financial Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years on the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



April 3, 1998

           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997


                              ASSETS
Cash and cash equivalents                                       $   1,167,270
Restricted cash                                                       310,524
Accounts receivable                                                 1,199,887
Receivables from related parties                                      131,891
Marketable investment securities                                      303,865
Real estate held for investment, at cost                              444,000
Mortgage loans held for investment                                  1,720,495
Mortgage loans held for sale                                          290,629
Investments in and advances to affiliated companies                   414,217
Property and equipment                                                771,877
Deferred tax benefit                                                  298,705
Cash surrender value of officers' life insurance                      345,368
Other assets                                                          434,201
                                                                   ----------
                                                                $   7,832,929
                                                                   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Notes payable to related parties                             $        -
   Estimated reserve for losses under servicing agreements            908,245
   Estimated reserve for losses under insurance policies              190,043
   Accounts payable                                                   814,809
   Accrued expenses and other liabilities                             481,541
   Payables to related parties                                         38,752
   Interest payable                                                    77,886
                                                                    ---------
                                                                    2,511,276
                                                                    ---------
   Minority interest                                                1,828,819
                                                                    ---------
Stockholders' equity
   Common stock - no par value; authorized 500,000
     shares; issued 183,750 shares, of which 10,222
     shares are held in treasury shares                                 1,000
   Additional paid-in capital                                         518,702
   Retained earnings                                                3,003,982
   Unrealized gain (loss) on securities
     net of applicable taxes                                            4,459
                                                                    ---------
                                                                    3,528,143

   Less: Treasury stock - at cost                                      35,309
                                                                    ---------
                                                                    3,492,834
                                                                    ---------
                                                                $   7,832,929
                                                                   ==========

See accompanying notes to consolidated financial statements.

           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME



                                                                 Years Ended December 31

                                                                    1997            1996

REVENUE
  Loan administration and production                            $ 3,345,016     $ 2,585,412
  Interest income                                                 1,248,424       1,361,584
  Insurance premiums and commissions                                 63,879          45,857
  Consulting fees                                                   246,675         256,464
  Realized gain (losses) on sale of assets                        1,863,832       1,320,635
  Other                                                               6,098          29,064
                                                                  ---------       ---------
                                                                  6,773,924       5,599,016
                                                                  ---------       ---------

COST AND EXPENSES
  Salaries and related expenses                                   3,687,301       2,979,991
  Interest expense                                                  779,975         894,228
  Provision  for losses under servicing agreements and other     (  324,900)     (  508,000)
  Operating expenses
    Insurance claim losses and loss expenses                         61,940          85,048
    Professional fees                                               153,331          95,799
    Depreciation and amortization                                   144,205         169,721
    General and administrative expense                            1,918,726       1,741,521
                                                                  ---------       ---------
                                                                  6,420,578       5,458,308
                                                                  ---------       ---------

INCOME BEFORE INCOME TAXES, EQUITY IN EARNINGS
 OF AFFILIATES, AND EXTRAORDINARY ITEMS                             353,346         140,708
                                                                  ---------       ---------
INCOME TAXES
  Current                                                              -                -
  Deferred                                                             -                -
                                                                  ---------       ---------
                                                                       -                -
                                                                  ---------       ---------

INCOME BEFORE MINORITY INTEREST                                     353,346         140,708

MINORITY INTEREST (EARNINGS) LOSS                                (  102,956)         80,365

INCOME BEFORE EQUITY IN EARNINGS OF
 AFFILIATES AND EXTRAORDINARY ITEMS                                 250,390         221,073

EQUITY IN EARNINGS OF AFFILIATES                                     79,589           5,750
                                                                  ---------       ---------
NET INCOME                                                      $   329,979     $   226,823
                                                                 ==========      ==========

INCOME PER COMMON SHARE                                         $      1.89     $      1.31
                                                                 ==========      ==========


See accompanying notes to consolidated financial statements.



             FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                                             Net
                                                                                                         Unrealized
                                                                                                           Loss on
                                                        Additional                                        Marketable
                                           Common        Paid-in         Retained       Treasury          Investment
                                           Stock         Capital         Earnings         Stock           Securities       Total
                                        ----------      ----------      ----------      -----------     ------------    ----------
Balance,  December 31, 1995             $    1,000      $  518,702      $2,447,180      $(  35,309)     $(    3,220)    $2,928,353

Net Income                                     -               -           226,823             -                -          226,823

Unrealized gain on marketable
  investment securities                        -               -              -                -             18,938         18,938
                                        ----------      ----------      ----------      -----------     ------------    ----------
Balance, December 31, 1996                   1,000         518,702       2,674,003       (  35,309)          15,718      3,174,114

Net Income                                     -               -           329,979            -                 -          329,979

Unrealized loss on marketable
  investment securities                        -               -              -               -           (  11,259)     (  11,259)

                                        ----------      ----------      ----------      -----------     ------------    ----------
Balance,  December 31, 1996             $    1,000      $  518,702      $3,003,982      $(  35,309)     $     4,459     $3,492,834
                                        ==========      ==========       =========     ============     ===========     ==========




See accompanying notes to consolidated financial statements.


           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                               Years Ended December 31
                                                                                1997                1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $     329,979      $     226,823
  Adjustments to reconcile net income (loss) to
    net cash provided for operating activities:
       Realized (gain) losses on sale of assets                            (     92,638)      (  1,361,584)
       Depreciation and amortization                                             96,593            187,435
       Equity in net (earnings) loss of affiliates                         (     29,588)             6,751
       Provision for losses under servicing agreements and other           (    551,417)      (    515,216)
       Increase in restricted cash used in operating activities - net              -                16,606
       Sale of stock interest in subsidiary                                        -                  -
       (Increase) decrease in accounts receivable                          (    376,981)            90,909
       Increase  (decrease) in accounts payable                            (     21,061)      (    438,918)
       Increase (decrease) in minority interest                                 102,956       (     80,366)
       Mortgage loans funded                                               (261,088,529)      (201,158,954)
       Mortgage loans sold                                                  259,591,829        202,917,657
       Change in mortgage loan participation sold                             1,251,034       (    334,054)
       Other                                                                    139,164              9,886
       Uncollectible receivables                                                   -                67,999
                                                                          --------------     --------------

NET CASH USED BY OPERATING ACTIVITIES                                      (    648,659)      (    365,026)
                                                                          --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Gain (loss) on sale of marketable investment securities                  (      6,098)             1,289
  Proceeds from sale of marketable investment securities                          6,847             13,157
  Purchases of marketable investment securities                                    -                  -
  Amortization of discount on mortgage loans purchased                             -               (45,273)
  Principal received on mortgage loans                                          943,426            929,647
  Purchases of property and equipment                                      (    801,675)      (     61,206)
  Proceeds from sales of property and equipment                                 816,150               -
                                                                          --------------     --------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                958,650            837,614
                                                                          --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                      -                  -
  Payments on notes payable                                                        -          (    371,000)
                                                                          --------------     --------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   -          (    371,000)
                                                                          --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            309,991            101,588

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    857,279            755,691
                                                                          --------------     --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   1,167,270      $     857,279
                                                                          =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                           $     779,975      $     894,228
                                                                          =============      =============

  Federal income taxes paid                                               $        -         $        -
                                                                          =============      =============

SIGNIFICANT NON-CASH TRANSACTIONS
  Net change in unrealized holding gains on
      available-for-sale  securities                                      $(     17,059)     $      28,694
                                                                          ==============     =============




See accompanying notes to consolidated financial statements.


           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997



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

        Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 1997 and 1996, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

        Acquisition Cost - Acquisition cost includes such things as commissions, premium taxes and other items, which are charged to current operations as incurred. Amounts are deferred based upon the capitalization and unearned premium rates. Deferred costs are amortized over the contract period on a prorata basis.



                           (continued)

        Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During 1997, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.


     Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly-owned and majority owned subsidiaries. Minority interest represents ownership of other entities in the net assets of Key Group, Ltd. (See Note 11). All significant intercompany transactions and balances have been eliminated in the consolidation.

     Cash Equivalents

        For the purposes of the 1997 and 1996 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Marketable Investment Securities

        Marketable investment securities classified as available for sale are adjusted to market value at year-end. The unrealized gain is recorded net of income taxes to stockholder's equity. Realized gains or losses on sale of securities are calculated based on the specific identification method.

     Investment in Affiliated Companies

        Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 1997, are accounted for by the equity method.

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

     Reclassifications

        Certain reclassifications have been made to prior periods' financial statements to conform to current year classifications. Such reclassifications had no effect on previously reported net income.


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

 3.  LOAN ADMINISTRATION

     The Company was servicing loans owned by institutional investors aggregating approximately $1,483,000 at December 31, 1997. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately $2,132,000 at December 31, 1997. Related trust funds of approximately $109,000 at December 31, 1997, on deposit in special bank accounts are not included in the consolidated financial statements.

     The Company's majority owned subsidiary, Key Group, Ltd., was servicing residential loans held for sale or owned by institutional investors aggregating approximately $19,152,000 at December 31, 1997. Related trust funds of approximately $206,000 at December 31, 1997, on deposit in special bank accounts are not included in the financial statements.


 4.  MARKETABLE INVESTMENT SECURITIES

     Marketable investment securities at December 31, 1997, consist of:

                                               Unrealized  Unrealized   Market
      December 31, 1997                Cost      Gain        Loss       Value

Marketable equity securities -
   available-for-sale                $123,327   $ 13,906   $  7,060   $130,173
Corporate bonds - held-to-maturity    173,692       -          -       173,692

                                     $297,019   $ 13,906   $  7,060   $303,865
                                     ========   ========   ========   ========

     A realized loss of $6,098 was recognized in current year due to sale of marketable equity securities. The unrealized gain relating to securities available-for-sale is $4,459.


                           (continued)

     The corporate bonds mature as follows:

        1998                                   $   50,000
        1999                                         -
        2000                                         -
        2001                                      125,000
        2002                                         -
        2003 and thereafter                          -


 5.  INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

     Investment in and advances to affiliated companies consists of a 24.99% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 1997. Summary financial information of Vidor, Ltd. and Whispering Pines, L.L.C. for the year ended December 31, 1997, is as follows:

                                          1997           1996

        Vidor, Ltd.
          Assets                       $1,868,862     $1,605,140
          Liabilities                      74,596        112,096
                                        ---------      ---------
          Equity                       $1,794,266     $1,493,044
                                        =========      =========

          Revenue                      $  424,172     $   36,809
          Expenses                        111,432         28,736
                                        ---------      ---------
          Net Income                   $  312,740     $    8,073
                                        =========      =========


        Whispering Pines
          Assets                       $  190,777     $  386,930
          Liabilities                        -              -
                                        ---------      ---------
          Equity                       $  190,777     $  386,930
                                        =========      =========

          Revenue                      $    6,853     $   22,519
          Expenses                          3,006          7,590
                                        ---------      ---------
          Net Income                   $    3,847     $   14,929
                                        =========      =========

 6.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1997:

                                                             Estimated
                                                            Useful Lives

     Land                                  $   181,500
     Buildings and improvements                395,243     10 to 40 years
     Equipment, furniture and fixtures         961,211     3 to 10 years
                                             ---------
                                             1,537,954
        Less accumulated depreciation       (  766,077)
                                            ----------
                                           $   771,877
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

                                               December 31,
                                           1997           1996

        Balance, beginning             $ 1,371,067    $ 1,886,283
           Current provisions          (  324,900)    (  508,000)
           Losses - net                (  137,922)    (    7,216)
                                        ----------     ----------
        Balance, ending                $   908,245    $ 1,371,067
                                        ==========     ==========

     The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.


 8.  LEASES

     The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

        1998                            $   62,759
        1999                                49,153
        2000                                23,863


                           (continued)

     The rental expense for equipment leases was $71,576 and $66,016 for December 31, 1997 and 1996, respectively.

     The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:

        1998                            $   97,477
        1999                                66,984
        2000                                19,399
        2001

     The rental expense for office space was $217,441 and $175,641 for 1997 and 1996, respectively. Also, the Company sub-leased the office in The Woodlands beginning in 1996 for $2,350 per month. This sub-lease expires December 1997.


 9.  RELATED PARTY TRANSACTIONS

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

     Bluebonnet, a Texas limited partnership in which Robert A. Mann and/or David W. Mann have direct and indirect interest (as described below), contributed cash or cash equivalents equal to $1,999,795 in exchange for 47,054 Units representing approximately 47.05% of Key Group.



                           (continued)

     Robert A. Mann, individually, and First Key Holdings, Inc., a Texas corporation which is owned by the David W. Mann 1990 Trust, of which Robert A. Mann is trustee and David W. Mann is a beneficiary, each contributed $212.50 for 5 Units each in Key Group.

     Key Group executed a Servicing Agreement with the Company pursuant to which the Company will continue to service the notes the Company contributed to Key Group.

     Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"). First Preference Holdings owns three wholly-owned subsidiaries:
     First Preference Financial Corp., First Financial Information
     Services, Inc., and Security Washington Avenue Corp.   First
     Preference Mortgage Corp. originates and services residential mortgage loans and is an approved Seller/Servicer for Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), Veterans Administration ("VA") and Federal Housing Administration ("FHA"). During 1997, First Preference Holdings, Inc. transferred 100% of First Preference Mortgage Corp's stock to Security Washington Avenue Corp. in exchange for 100% of the outstanding stock of Security Washington Avenue Corp.

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

     Bluebonnet is directly and indirectly controlled by members of the Mann family. Robert A. Mann is a general and limited partner of Bluebonnet in his individual capacity. He is also the president and sole director of Bluebonnet Enterprises, Inc., the corporate general partner of Bluebonnet. Robert A. Mann, David
     W. Mann, Henry W. Seals, Chapter 7 Trustee for David W. Mann and Robert A. Mann's other two children (David W. Mann's siblings) have direct or indirect interests in limited partnerships which are the limited partners of Bluebonnet. Robert A. Mann is trustee and David W. Mann is a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships which are limited partners of Bluebonnet.

     During 1997, the Company sold real estate to a related party in exchange for a note receivable in the amount of $32,500.

10.  INCOME TAXES

     The provision for income taxes consists of the following components at December 31, 1997 and 1996:

                                                  1997          1996
        Income tax computed at corporate
          Federal rate                          $  112,193     $    77,120
        Earnings (loss) of affiliates                7,945       (  29,279)
        Nondeductible reduction in reserve
          for losses                             ( 110,466)      ( 172,720)
        Nondeductible income and expenses        (   2,310)      (   4,208)
        Change in deferred tax asset             (   7,362)        129,087
                                                 ----------     ----------
                                                $     -        $      -
                                                 ==========     ==========

     The deferred tax benefit in the accompanying balance sheet at December 31, 1997, includes the following components:

        Deferred tax benefit attributable to net
          operating loss carryforwards                   $ 1,877,073

        Deferred tax benefit attributable to
          reserve for losses under servicing
          agreements                                         308,803

        Deferred tax benefit applicable to unrealized
          (gain) loss on marketable equity securities     (    2,388)

        Deferred tax asset valuation allowance            (1,884,783)
                                                         ------------
        Net deferred tax asset                           $   298,705
                                                         ============

     The valuation allowance decreased by approximately $185,000 due primarily to change in the amount deferred relating to reserve for losses under servicing, and difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 1996.

     A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

     At December 31, 1997, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $5,500,000 substantially all of which expire in 2002, 2003 and 2006, consolidated unused contribution carryforwards of approximately $18,000 expiring from 1996 - 1998.

11.  COMMITMENTS AND CONTINGENCIES

     Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $3,600,000 and $5,200,000 at December 31, 1997 and 1996, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at December 31, 1997.

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


12.  SEGMENT REPORTING

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

     Information concerning the Company's operations in different segments follows:

                                                          Corporate
                             Mortgage      Insurance         and
                              Banking        Sales          Other      Consolidated
     For the Year Ended
     December 31, 1997

     Revenue                $6,364,286    $    96,891    $  246,888     $6,708,065
     Operating profit          548,736     (    7,846)    (  73,275)       467,615
     Identifiable assets     6,565,868      1,160,045       111,744      7,837,657
     Depreciation              131,882         11,263         1,060        144,205
     Capital expenditures      797,115          4,560          -           801,675

     For the Year Ended
     December 31, 1996

     Revenue                $5,257,525    $    84,791    $  256,700     $5,599,016
     Operating profit           56,065         77,374     (  52,463)        80,976
     Identifiable assets     6,374,454      1,366,157       110,682      7,851,293
     Depreciation              157,168         12,111           442        169,721
     Capital expenditures       56,519          1,506         3,180         61,205

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Mortgage Loans Held for Sale

        Mortgage loans held for sale are net of any participations sold to investors. The fair value of mortgage loans held for sale is based upon the estimated price the investor is willing to pay. The value of these loans are:

                                      Carrying Value   Market Value

        Mortgage Loans Held for Sale   $  290,629       $  299,787

     Mortgage Loans Held for Investment

        Mortgage loans held for investment are net of any participations sold and any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

                                            Carrying Value   Market Value

        Mortgage Loans Held for Investment    $1,720,495      $1,783,141

     Mortgage Servicing Rights

        Mortgage Servicing Rights is net of any amortization taken. The fair value of the balance is based upon the market rate of servicing rights of similar loans. The value of these loans are:

                                    Carrying Value   Market Value

        Mortgage Servicing Rights      $   95,123     $  138,730

     Concentrations of Credit

        The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $1,952,805 at December 31, 1997. Of that balance, approximately $1,200,000 relates to funds on deposit in the settlement account with a depository institution. The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

                           (continued)

     Retirement Plans

        The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of twenty-one and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 1997, the Company incurred a total contribution expense of $9,610.


14.  CREATION OF SUBSIDIARY

     On January 7, 1998, First Apex Re, Inc. (FAR) was incorporated for the purpose of providing reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and/or affiliated entities.

     The Company directly owns 52% of the outstanding stock of FAR. The remaining 48% is owned by Apex Lloyds Insurance Company, a wholly-owned subsidiary of the Company.

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

                             PART III
                           (Continued)


Item 13.  Exhibits and Reports on Form 8-K.


(a) Exhibits included herein:


       10 -  Second Amendment to Master Whole-Loan
               Purchase Agreement dated June 24, 1997,
               between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.

       10 -  Third Amendment to Master Whole-Loan
               Purchase Agreement dated July 24, 1997,
               between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.

       10 -  Fourth Amendment to Master Whole-Loan
               Purchase Agreement dated August 24, 1997, between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.

       10 -  Fifth Amendment to Master Whole-Loan
               Purchase Agreement dated September 29, 1997, between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.

       10 -  Sixth Amendment to Master Whole-Loan
               Purchase Agreement dated February 27, 1998, between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.

       21 -  Subsidiaries of the Registrant

       27 -  Financial Data Schedule

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


                          (continued)

Item 13.  Exhibits and Reports on Form 8-K.



       10 -  First Amendment to Master Whole-Loan
               Purchase Agreement dated March 18, 1997, between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.



(b) Report on Form 8-K
       A form 8-K with a report date of December 26, 1997, was filed on January 12, 1998, pertaining to changes in control of the registrant.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                   FIRST FINANCIAL CORPORATION



      /s/ David W. Mann                     /s/ Annie Laurie Miller
By:   David W. Mann                    By:  Annie Laurie Miller
      President and Principal               Executive Vice President
      Financial Officer                     and Principal
                                            Accounting Officer


Date:   April 13, 1998                 Date:    April 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  /s/ Robert A. Mann                   Date:     April 13, 1998
  Robert A. Mann, Director and
     Chairman of the Board


  /s/ David W. Mann                    Date:     April 13, 1998
  David W. Mann, Director and
           President


  /s/ Walter J. Rusek                  Date:     April 13, 1998
  Walter J. Rusek, Director


  /s/ Barrett Smith                    Date:     April 13, 1998
  Barrett Smith, Director


  /s/ Jack Hauser                      Date:      April 13, 1998
  Jack Hauser, Director