Form 10QSB
period 1998-03-31
FIRST FINANCIAL CORP /TX/
filed 1998-05-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998           Commission file number  0-5559

                      FIRST FINANCIAL CORPORATION
        (Exact name of registrant as specified in its charter)


       Texas                                          74-1502313
State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)             No.)


 800 Washington Avenue, Waco, Texas                 76701
Address of principal executive offices)           (Zip Code)


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
Yes __X__      No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, No Par Value                   173,528
       (Class)                      (Outstanding at April 30, 1998)

                              FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                            MARCH 31, 1998



                                 INDEX


Part I Financial Information                      Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of        1
               March 31, 1998

               Consolidated Statements of Income       2
               for the Three-Months ended
               March 31, 1998 and 1997

               Consolidated Statements of Cash
               Flow for the Three-Months
               ended March 31, 1998 and 1997           3

               Notes to Consolidated Financial
               Statements                              4

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial  5-6
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                       6

     Item 6.   Exhibits and Reports on Form
               8-K                                     6


                                  First Financial Corporation
                                Consolidated Balance Sheet
                                        March 31, 1998
                                         (Unaudited)

        Assets
        ------
Cash and cash equivalents                                       $   942,000
Restricted cash                                                     487,593
Accounts receivable                                               1,965,940
Marketable investment securities                                    297,087
Real estate held for investment, at cost                            444,000
Mortgage loans                                                    1,703,082
Investment in and advances to
  affiliated companies                                              399,440
Property and equipment                                              777,790
Other assets                                                      1,190,006
                                                                -----------
            Total Assets                                        $ 8,206,938
                                                                ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                   $         0
Estimated reserve for losses under servicing
  agreements                                                        823,639
Other liabilities                                                 1,965,081
                                                                -----------
            Total Liabilities                                     2,788,720
                                                                -----------

Minority interest                                                 1,835,898
                                                                -----------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                   1,000
  Additonal paid-in capital                                         518,702
  Retained earnings                                               3,097,927
                                                                -----------
                                                                  3,617,629
  Less:Treasury stock - at cost                                     (35,309)
       Net unrealized loss on marketable
        investment securities                                             0
                                                                -----------
            Total Stockholders' Equity                            3,582,320
                                                                -----------
            Total Liabilities and Stockholders' Equity          $ 8,206,938
                                                                ===========

See accompanying notes to consolidated financial statements.



                                      First Financial Corporation
                                   Consolidated Statements of Income
                               Three months ended March 31,1998 and 1997
                                            (Unaudited)




                                                                     1998               1997
                                                                  -----------       ----------
Revenues:
  Loan administration                                             $1,593,595       $  957,081
  Interest income                                                    394,694          269,780
  Other income                                                       105,175          107,388
                                                                  -----------       ----------
     Total revenues                                                2,093,464        1,334,249

Expenses:
  Salaries and related expenses                                    1,088,133          794,508
  Interest expense                                                   312,203          142,094
  Provision for losses under servicing
    agreements                                                       (84,897)        (109,286)
  Other operating expenses                                           672,629          498,661
                                                                  -----------       -----------
     Total expenses                                                1,988,068        1,325,977
                                                                  -----------       -----------
     Income before income taxes,
      minority interest, and equity in earnings
      (loss) of affiliates                                           105,396            8,272

Federal income taxes                                                       0                0
                                                                  -----------       ----------
     Income before minority interest                                 105,396            8,272

Minority interest in net loss (income)                                (8,025)          34,609
                                                                  ------------      ----------
     Income before equity in earnings
      (loss) of affiliates                                            97,371           42,881

Equity in earnings (loss) of affiliates                               (3,426)          26,585
                                                                  -----------       ----------
     Net income                                                   $   93,945       $   69,466
                                                                  ===========       ==========
Income per common share                                                $0.54            $0.40
                                                                  ===========       ==========



See accompanying notes to consolidated financial statements.



                        First Financial Corporation
                   Consolidated Statement of Cash Flows

                                                                                 (Unaudited)
                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                     $     93,944     $     69,466
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                                39,722           35,428
   Provision for losses under servicing agreements                            (84,897)        (109,286)
   Equity in (income) loss of affiliates                                        3,426          (26,585)
   Realized losses on marketable investment securities                              0                0
   Net (increase) decrease in accounts receivable                            (634,162)        (196,521)
   Net (increase) decrease in other assets                                   (111,732)         110,306
   Net increase (decrease) in other liabilities                               362,050         (183,931)
   Increase in minority interest                                                7,079          (34,610)
   (Increase) decrease in restricted cash used
     in operating activities - net                                           (177,069)         100,000
   Increase in mortgage loans - net                                                 0                0
   Mortgage loans funded                                                  (92,580,474)     (49,301,379)
   Mortgage loans sold                                                     84,308,620       50,336,891
   Increase in mortgage loans participations sold                           8,336,664       (1,112,084)
   Other                                                                       22,028          (51,012)
                                                                       ---------------    --------------
        Net cash provided (used) for operating activities                    (414,801)        (363,318)
                                                                       ---------------    --------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                           0                0
   Purchases of marketable investment securities                                    0                0
   Purchase of property and equipment                                         (53,696)         (22,543)
   Principal collections on mortgage loans                                    251,187          307,517
   Amortization of discount on mortgage loans purchased                        (7,960)         (18,002)
   (Advances to) repayments from affiliates                                         0           50,000
                                                                       ---------------    ---------------
        Net cash provided (used) for investing activities                     189,531          316,972
                                                                       ---------------    ---------------
Cash flows from financing activities:
   Payment on notes payable                                                         0                0
                                                                       ---------------    ---------------
        Net cash used for financing activities                                      0                0
                                                                       ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                         (225,270)         (46,346)
Cash and cash equivalents at beginning of year                              1,167,270          757,279
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                               $    942,000     $    710,933
                                                                       ===============    ===============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                         $    241,860     $    170,762
                                                                       ===============    ===============

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

The results of operations and changes in cash flow for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available  to  offset future taxable income and tax credits  that  are available to offset future federal income taxes. The Company has approximately $5,500,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $3,200,000 at March 31, 1998, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,533 and are included in restricted cash at March 31, 1998.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net income of $93,945 for the quarter ended March 31, 1998 compared to net income of $69,466 for the same period in 1997. Loan administration revenues were $1,593,595 for the first quarter for 1998 compared to $957,081 for the first quarter of 1997. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 1998, First Preference Mortgage Corp., a third tier subsidiary of Key Group, funded approximately $92.6 million in new residential mortgage loans compared to approximately $49.3 million during the same period in 1997.

Interest income for the quarter ended March 31, 1998 amounted to $394,694 compared to $269,780 for the same period in 1997. During the quarter ended March 31, 1998, the interest income earned by the Company on investments declined by approximately $31,000 or 31%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $606,000 from March 31, 1997 to March 31, 1998. During the first quarter of 1998, the interest income earned on mortgages held for sale increased by approximately $156,000, primarily due to the increased volume of new residential mortgage loans originated during this time period as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses increased to $1,088,133 for the three months ended March 31, 1998, compared to $794,508 for the three months ended March 31, 1997. This increase is due to the continued expansion of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., as discussed above.

For the quarter ended March 31, 1998, interest expense amounted to $312,203 compared to $142,094 for the same period in 1997. The significant increase in interest expense for the quarter ended March 31, 1998 is primarily due to increased utilization of the Company's loan participation agreement. As previously discussed, the volume of new residential loan originations for the quarter ended March 31, 1998 increased by approximately 88% over the comparable period in 1997.

During the quarter ended March 31, 1998, the provision for losses under servicing agreements was ($84,897) resulting in a balance in the reserve for losses under servicing agreements of $823,639 at March 31, 1998. For the quarter ended March 31, 1997, the Company had a negative provision for losses under servicing agreements of ($109,286) which resulted in a balance in the reserve for losses under servicing agreements of $1,202,155 at March 31, 1997. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net income of Key Group amounted to $8,025 for the quarter ended March 31, 1998. For the quarter ended March 31, 1997, the minority interest in the net loss of Key Group amounted to $34,609. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income for the three months ended March 31, 1998 reflect equity in net loss of affiliates of ($3,426) compared to net income of $26,585 for the three months ended March 31, 1997. During the quarter ended March 31, 1997, the affiliate realized a significant gain on the sale of certain real estate.

Financial Condition

At March 31, 1998, the Company's total assets were $8,206,938. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $5,232,678 at March 31, 1998. The Key Group assets at March 31, 1998 consisted primarily of cash and cash equivalents of $750,699, mortgage loans of $1,544,801, property and equipment of $918,324 and accounts receivable, prepaid expenses and other assets of $2,018,854. The minority interest in the net assets of Key Group at March 31, 1998 amounted to $1,835,898.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,429,593 at March 31, 1998. Included therein was cash and cash equivalents for Key Group of $750,699 and Apex Lloyds Insurance Company of $524,878. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1997, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling $25,000,000 which expires August 31, 1998. On March 10, 1998, the amount of this agreement was increased to $30,000,000 and will remain at this level until May 31, 1998, at which time the amount will decrease to $25,000,000.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

No Form 8-K was filed during  the quarter ended March 31, 1998.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      First Financial Corporation
    ______________________________________________________________





Date   May 14, 1998           /s/ David W. Mann
                              David W. Mann
                              President
                              Duly Authorized Officer and
                              Principal Financial Officer


Date   May 14, 1998           /s/  Annie Laurie Miller
                              Annie Laurie Miller
                              Executive Vice President and
                              Principal Accounting Officer