Form 10QSB
period 1998-06-30
FIRST FINANCIAL CORP /TX/
filed 1998-08-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    June 30, 1998           Commission file number 0-5559

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
Yes __X__        No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, No Par Value                   173,528
       (Class)                   Outstanding at August 15, 1998)

                              FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                             JUNE 30, 1998



                                 INDEX


Part I Financial Information                      Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of        1
               June 30, 1998

               Consolidated Statements of Income       2
               for the Three-Months and Six-Months
               ended June 30, 1998 and 1997

               Consolidated Statements of Cash
               Flow for the Six-Months
               ended June 30, 1998 and 1997            3

               Notes to Consolidated Financial
               Statements                              4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                                5-7


Part II  Other Information

     Item 1.   Legal Proceedings                        7

     Item 4.   Submission of Matters to a Vote
               of Security Holders                      7

     Item 6.   Exhibits and Reports on Form
               8-K                                      7

                       First Financial Corporation
                       Consolidated Balance Sheet
                             June 30, 1998
                              (Unaudited)


     Assets
     ------
Cash and cash equivalents                             $1,281,533
Restricted cash                                          563,639
Accounts receivable                                    1,609,059
Marketable investment securities                         297,159
Real estate held for investment, at cost                 444,000
Mortgage loans                                         1,596,631
Investment in and advances to
  affiliated companies                                   428,438
Property and equipment                                   973,328
Other assets                                           1,220,257
                                                      -----------
    Total Assets                                      $8,414,044
                                                      ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                  0
Estimated reserve for losses under servicing
  agreements                                             767,186
Other liabilities                                      2,002,866
                                                      -----------
    Total Liabilities                                  2,770,052
                                                      -----------
Minority interest                                      1,896,525
                                                      -----------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                        1,000
  Additonal paid-in capital                              518,702
  Retained earnings                                    3,263,074
                                                      -----------
                                                       3,782,776
  Less:Treasury stock - at cost                          (35,309)
       Net unrealized loss on marketable
        investment securities                                  0
                                                      -----------
    Total Stockholders' Equity                         3,747,467
                                                      -----------
    Total Liabilities and Stockholders' Equity        $8,414,044
                                                      ===========

See accompanying notes to consolidated financial statements.

                                           First Financial Corporation
                                        Consolidated Statements of Income
                                   Three months and Six months ended June 30, 1998 and 1997
                                                  (Unaudited)

                                                         Three months ended               Six months ended
                                                              June 30,                        June 30,
                                                     -------------------------        -----------------------------
                                                        1998           1997              1998              1997
                                                     ----------     ----------         ----------        ----------
Revenues:
  Loan administration                                 $1,745,213     $1,253,989        $3,338,808        $2,211,070
  Interest income                                        381,937        296,843           776,631           566,623
  Other income                                           170,734        106,498           275,909           213,886
                                                      ----------     -----------      ------------      ------------
     Total Revenues                                    2,297,884      1,657,330         4,391,348         2,991,579
                                                      ----------     -----------      ------------      ------------
Expenses:
  Salaries and related expenses                        1,157,038        899,208         2,245,171         1,693,716
  Interest expense                                       304,455        164,735           616,658           306,829
  Provision for losses under servicing
    agreements                                           (31,629)       (78,000)         (116,526)         (187,286)
  Other operating expenses                               672,189        538,436         1,344,818         1,037,097
                                                      ----------     -----------      ------------      ------------
     Total Expenses                                    2,102,053      1,524,379         4,090,121         2,850,356
                                                      ----------     -----------      ------------      ------------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary items       195,831        132,951           301,227           141,223

Federal income taxes                                           0              0                 0                 0
                                                      ----------     -----------      ------------      ------------
     Income before minority interest                     195,831        132,951           301,227           141,223

Minority interest in net loss (income)                   (59,682)       (37,089)          (67,707)           (2,480)
                                                      ----------     -----------      ------------      ------------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item                  136,149         95,862           233,520           138,743

Equity in earnings (loss) of affiliates                   28,998          2,222            25,572            28,807
                                                      ----------     -----------      ------------      ------------
     Income before extraorinary item                     165,147         98,084           259,092           167,550

Utilization of tax loss carryforward                           0              0                 0                 0
                                                      ----------     -----------      ------------      ------------
     Net income                                         $165,147        $98,084          $259,092          $167,550
                                                      ==========     ==========       ===========       ============
Income Per Common Share                                 $   0.82        $  0.49          $   1.36          $   0.84
                                                      ==========     ==========       ===========       ============



See accompanying notes to consolidated financial statements.

                                  First Financial Corporation
                               Consolidated Statement of Cash Flows
                                                                            (Unaudited)
                                                                      Six Months Ended June 30,
                                                                    ----------------------------
                                                                     1998                  1997
                                                                 -------------         -------------
Cash flows from operating activities:
   Net income (loss)                                            $     259,092          $     167,550
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                        92,789                 71,590
   Provision for losses under servicing agreements                   (116,526)              (187,286)
   Equity in (income) loss of affiliates                              (25,572)               (28,807)
   Realized losses on marketable investment securities                      0                      0
   Net (increase) decrease in accounts receivable                    (277,281)              (352,390)
   Net (increase) decrease in other assets                           (141,983)                11,743
   Net increase (decrease) in other liabilities                       399,835                104,370
   Increase in minority interest                                       67,706                  2,480
   (Increase) decrease in restricted cash used
     in operating activities - net                                   (253,115)                99,991
   Increase in mortgage loans - net                                         0                      0
   Mortgage loans funded                                         (193,084,348)          (109,780,684)
   Mortgage loans sold                                            183,931,192            108,496,680
   Increase in mortgage loans participations sold                   9,080,997              1,290,509
   Other                                                               (8,000)              (109,561)
                                                                --------------         --------------
        Net cash provided (used) for operating activities             (75,214)              (213,815)
                                                                --------------         --------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                   0                      0
   Purchases of marketable investment securities                            0                      0
   Purchase of property and equipment                                (297,172)               (30,685)
   Principal collections on mortgage loans                            503,730                533,033
   Amortization of discount on mortgage loans purchased               (17,081)               (29,308)
   (Advances to) repayments from affiliates                                 0                 50,000
                                                                --------------         --------------
        Net cash provided (used) for investing activities             189,477                523,040
                                                                --------------         --------------
Cash flows from financing activities:
   Payment on notes payable                                                 0                      0
                                                                --------------         --------------
        Net cash used for financing activities                              0                      0
                                                                --------------         --------------
Net increase (decrease) in cash and cash equivalents                  114,263                309,225
Cash and cash equivalents at beginning of year                      1,167,270                757,279
                                                                --------------         --------------
Cash and cash equivalents at end of period                      $   1,281,533          $   1,066,504
                                                                ==============         ==============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                $     585,393          $     612,996
                                                                ==============         ==============


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

The results of operations and changes in cash flow for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $2,800,000 at June 30, 1998, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at June 30, 1998.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $259,092 for the six months ended June 30, 1998 compared to net income of $167,550 for the same period in 1997. Loan administration revenues were $3,338,808 for the first six months of 1998 compared to $2,211,070 for the same period of 1997. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the six months ended June 30, 1998, originations of new residential mortgage loans amounted to approximately $193.1 million compared to approximately $109.8 during the same period in 1997.

Interest income for the six months ended June 30, 1998 amounted to $776,631 compared to $566,623 for the same period in 1997. During the six months ended June 30, 1998, the interest income earned by the Company on investments declined by approximately $52,000 or 28%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $635,000 from June 30, 1997 to June 30, 1998. During the first six months of 1998, the interest income earned on mortgages held for sale increased by approximately $262,000, primarily due to the increased volume of new residential mortgage loans originated during this time period as discussed above. First Preference Mortgage Corp., a third tier subsidiary of Key Group, earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 1998 amounted to $275,909 as compared to $213,886 for the same period in 1997. This increase is primarily due to increases in the amount of insurance premiums earned and an increase in the insurance commissions earned under a fronting and reinsurance agreement.

Salaries and related expenses increased to $2,245,171 for the six months ended June 30, 1998, compared to $1,693,716 for the six months ended June 30, 1997. This increase is due to the continued expansion of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., as discussed above.

For the six months ended June 30, 1998, interest expense amounted to $616,658 compared to $306,829 for the same period in 1997. The significant increase in interest expense for the six months ended June 30, 1998 primarily due to the increased utilization of the Company's loan participation agreement. As previously discussed, the volume of new residential loan originations for the six months ended June 30, 1998 increased by approximately 75% over the comparable period in 1997.

During the six months ended June 30, 1998, the provision for losses under servicing agreements was ($116,526) resulting in a balance in the reserve for losses under servicing agreements of $767,186 at June 30, 1998. For the six months ended June 30, 1997, the Company had a negative provision for losses under servicing agreements of ($187,286) which resulted in a balance in the reserve for losses under servicing agreements of $1,065,628 at June 30, 1997. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net income of Key Group amounted to ($67,707) for the six months ended June 30, 1998. For the six months ended June 30, 1997, the minority interest in the net income of Key Group amounted to ($2,480). The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income for the six months ended June 30, 1998 reflect equity in net income of affiliates of $25,572 compared to net income of $28,807 for the six months ended June 30, 1997.

Financial Condition

At June 30, 1998, the Company's total assets were $8,414,044. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $5,545,391 at June 30, 1998. The Key Group assets at June 30, 1998 consisted primarily of cash and cash equivalents of $1,150,845, mortgage loans of $1,445,590, property and equipment of $1,074,207 and accounts receivable, prepaid expenses and other assets of $1,874,749. The minority interest in the net assets of Key Group at June 30, 1998 amounted to $1,896,525.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,845,172 June 30, 1998. Included therein was cash and cash equivalents for Key Group of $1,150,845 and Apex Lloyds Insurance Company of $567,194. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1997, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling $30,000,000. First Preference Mortgage Corp. is in the process of negotiating a renewal of this agreement which expires August 31, 1998.

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

Item 4. Submission of  Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 19, 1998, pursuant to an information statement dated April 17, 1998, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of
Directors: John Carl Hauser, David W. Mann, Robert A. Mann. Walter
J. Rusek, Mary Hyden Hunter Mann, Allen B. Mann and Barrett Smith.

In other matters, the shareholders approved the selection of Pattillo, Brown, & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 1998 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during  the quarter ended June 30, 1998.

Exhibit 27 - Financial Data Schedule

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      First Financial Corporation
   ________________________________________________________________





Date   August 13, 1998        /s/ David W. Mann
                              David W. Mann
                              President
                              Duly Authorized Officer and
                              Principal Financial Officer


Date  August 13, 1998         /s/ Annie Laurie Miller
                              Annie Laurie Miller
                              Executive Vice President and
                              Principal Accounting Officer