Form 10QSB
period 1998-09-30
FIRST FINANCIAL CORP /TX/
filed 1998-11-16
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998        Commission file number 0-5559

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
Yes ___X___         No _______ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, No Par Value                      173,528
        (Class)                      (Outstanding at November 15, 1998)

                              FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                          SEPTEMBER 30, 1998



                                 INDEX


Part I Financial Information                               Page No.

     Item 1.   Financial Statements

                  Consolidated Balance Sheet as of             1
                  September 30, 1998

                  Consolidated Statements of Income            2
                  for the Three-Months and Nine-Months
                  ended September 30, 1998 and 1997

                  Consolidated Statements of Cash
                  Flow for the Nine-Months
                  ended September 30, 1998 and 1997            3

                  Notes to Consolidated Financial
                  Statements                                   4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial           5-7
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                                7

     Item 6.   Exhibits and Reports on Form
               8-K                                              7


                                  First Financial Corporation
                                Consolidated Balance Sheet
                                     September 30, 1998
                                         (Unaudited)

        Assets
        ------
Cash and cash equivalents                                        $ 1,197,539
Restricted cash                                                      563,481
Accounts receivable                                                1,591,541
Marketable investment securities                                     313,442
Real estate held for investment,at cost                              444,000
Mortgage loans                                                     1,339,321
Investment in and advances to
  affiliated companies                                               429,648
Property and equipment                                               973,120
Other assets                                                       1,152,830
                                                                 ------------
            Total Assets                                         $ 8,004,922
                                                                 ============
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                              0
Estimated reserve for losses under servicing
  agreements                                                         634,894
Other liabilities                                                  1,550,629
                                                                 ------------
            Total Liabilities                                      2,185,523
                                                                 ------------
Minority interest                                                  1,925,946
                                                                 ------------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                    1,000
  Additonal paid-in capital                                          518,702
  Retained earnings                                                3,411,412
                                                                 ------------
                                                                   3,931,114
  Less:Treasury stock - at cost                                      (35,309)
       Net unrealized loss on marketable
        investment securities                                         (2,352)
                                                                 ------------
            Total Stockholders' Equity                             3,893,453
                                                                 ------------
            Total Liabilities and Stockholders' Equity           $ 8,004,922
                                                                  ===========

See accompanying notes to consolidated financial statements.



                                      First Financial Corporation
                                   Consolidated Statements of Income
                          Three months and Nine months ended September 30,1998 and 1997
                                             (Unaudited)

                                                                   Three months ended                    Nine months ended
                                                                     September 30,                        September 30,
                                                            --------------------------------    --------------------------------
                                                                1998              1997               1998                1997
                                                             ----------        ----------         ----------          ----------
Revenues:
  Loan administration                                         $1,767,727       $1,500,553          $5,106,535         $3,711,623
  Interest income                                                381,332          358,219           1,157,963            924,842
  Other income                                                   207,099          135,002             483,008            348,888
                                                              -----------      -----------         -----------        -----------
     Total Revenues                                            2,356,158        1,993,774           6,747,506          4,985,353
                                                              -----------      -----------         -----------        -----------
Expenses:
  Salaries and related expenses                                1,199,413        1,002,594           3,444,584          2,696,310
  Interest expense                                               272,602          250,348             889,260            557,177
  Provision for losses under servicing
    agreements                                                   (11,630)         (59,214)           (128,156)          (246,500)
  Other operating expenses                                       720,111          663,838           2,064,929          1,700,935
                                                              -----------      -----------         -----------        -----------
     Total Expenses                                            2,180,496        1,857,566           6,270,617          4,707,922
                                                              -----------      -----------         -----------        -----------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates and extraordinary items               175,662          136,208             476,889            277,431

Federal income taxes                                                   0                0                   0                  0
                                                              -----------      -----------         -----------        -----------
     Income before minority interest                             175,662          136,208             476,889            277,431

Minority interest in net loss (income)                           (29,420)         (59,293)            (97,127)           (61,773)
                                                              -----------      -----------         -----------        -----------
     Income before equity in earnings (loss) of
      affiliates and extraordinary item                          146,242           76,915             379,762            215,658

Equity in earnings (loss) of affiliates                            2,098           15,741              27,670             44,548
                                                              -----------      -----------         -----------        -----------
     Net income                                               $  148,340       $   92,656          $  407,432         $  260,206
                                                              ===========      ===========         ===========        ===========
Income Per Common Share                                       $     0.74       $     0.46          $     2.03         $     1.30
                                                              ===========      ===========         ===========        ===========


See accompanying notes to consolidated financial statements.

                                2


                        First Financial Corporation
                   Consoidated Statement of Cash Flows

                                                                            (Unaudited)
                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                     1998                  1997
                                                               ---------------       ----------------
Cash flows from operating activities:
   Net income (loss)                                          $     407,432         $     260,206
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                     134,142               108,503
   Provision for losses under servicing agreements                 (128,156)             (246,500)
   Equity in (income) loss of affiliates                            (27,670)              (42,817)
   Realized losses on marketable investment securities                 (787)               (6,098)
   Net (increase) decrease in accounts receivable                  (259,763)             (344,028)
   Net (increase) decrease in other assets                          (74,556)              (23,666)
   Net increase (decrease) in other liabilities                     (52,402)              145,677
   Increase in minority interest                                     97,127                61,773
   (Increase) decrease in restricted cash used
     in operating activities - net                                 (252,957)              100,000
   Increase in mortgage loans - net                                       0                     0
   Mortgage loans funded                                       (284,645,578)         (190,620,772)
   Mortgage loans sold                                          280,661,413           186,947,405
   Increase in mortgage loans participations sold                 3,920,694             3,377,896
   Other                                                           (130,411)             (114,962)
                                                              ---------------       --------------
        Net cash provided (used) for operating activities          (351,472)             (397,383)
                                                              ---------------       --------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities             1,000                 6,847
   Purchases of marketable investment securities                    (18,777)                    0
   Purchase of property and equipment                              (335,754)              (51,742)
   Principal collections on mortgage loans                          772,872               716,086
   Amortization of discount on mortgage loans purchased             (37,600)              (37,996)
   (Advances to) repayments from affiliates                               0                50,000
                                                              ---------------       --------------
        Net cash provided (used) for investing activities           381,741               683,195
                                                              ---------------       --------------
Cash flows from financing activities:
   Payment on notes payable                                               0                     0
                                                              ---------------       --------------
        Net cash used for financing activities                            0                     0
                                                              ---------------       --------------
Net increase (decrease) in cash and cash equivalents                 30,269               285,812
Cash and cash equivalents at beginning of year                    1,167,270               757,279
                                                              ---------------       --------------
Cash and cash equivalents at end of period                    $   1,197,539         $   1,043,091
                                                              ===============       ==============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                              $     894,607         $     541,810
                                                              ===============       ==============

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company has approximately $5,300,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $2,300,000 at September 30, 1998, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at September 30, 1998.

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company had a net income of $407,432 for the nine months ended September 30, 1998 compared to net income of $260,206 for the same period in 1997. Loan administration revenues were $5,106,535 for the first nine months of 1998 compared to $3,711,623 for the same period of 1997. The increase in loan administration revenues is primarily due to increased loan origination and service fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 1998, originations of new residential mortgage loans amounted to approximately $284.6 million compared to approximately $190.6 during the same period in 1997.

Interest income for the nine months ended September 30, 1998 amounted to $1,157,963 compared to $924,842 for the same period in 1997. During the nine months ended September 30, 1998, the interest income earned by the Company on investments declined by approximately $49,000 or 19%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $953,000 from September 30, 1997 to September 30, 1998. During the first nine months of 1998, the interest income earned on mortgages held for sale increased by approximately $282,000 primarily due to the increased volume of new residential mortgage loans originated during this time period as discussed above. First Preference Mortgage Corp., a third tier subsidiary of Key Group, earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the nine months ended September 30, 1998 amounted to $483,008 as compared to $348,888 for the same period in 1997. This increase is primarily due to increases in the amount of insurance premiums earned and an increase in the insurance commissions earned under a fronting and reinsurance agreement.

Salaries and related expenses increased to $3,444,584 for the nine months ended September 30, 1998, compared to $2,696,310 for the nine months ended September 30, 1997. This increase is due to the continued expansion of the residential mortgage origination and servicing activities of First Preference Mortgage Corp., as discussed above.

For the nine months ended September 30, 1998, interest expense amounted to $889,260 compared to $557,177 for the same period in 1997. The significant increase in interest expense for the nine months ended September 30, 1998 is primarily due to the increased utilization of the Company's loan participation agreement. As previously discussed, the volume of new residential loan originations for the nine months ended September 30, 1998 increased by approximately 49% over the comparable period in 1997.

During the nine months ended September 30, 1998, the provision for losses under servicing agreements was ($128,156) resulting in a balance in the reserve for losses under servicing agreements of $634,894 at September 30, 1998. For the nine months ended September 30, 1997, the Company had a negative provision for losses under servicing agreements of ($246,500) which resulted in a balance in the reserve for losses under servicing agreements of $1,002,816 at September 30, 1997. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net income of Key Group amounted to ($97,127) for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, the minority interest in the net income of Key Group amounted to ($61,733). The minority interest represents the ownership of other entities in the Key Group net income or net loss.

The consolidated statements of income for the nine months ended
September 30, 1998 reflect equity in net income of affiliates of $27,670 compared to net income of $44,548 for the nine months ended September 30, 1997.

Financial Condition

At September 30, 1998, the Company's total assets were $8,004,922. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $5,296,680 at September 30, 1998. The Key Group assets at September 30, 1998 consisted primarily of cash and cash equivalents of $1,131,743, mortgage loans of $1,194,985, property and equipment of $1,078,764 and accounts receivable, prepaid expenses and other assets of $1,891,188. The minority interest in the net assets of Key Group at September 30, 1998 amounted to $1,925,946.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,761,020 at September 30, 1998. Included therein was cash and cash equivalents for Key Group of $1,131,743 and Apex Lloyds Insurance Company of $529,642. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1997, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling
$30,000,000 which expires August 31, 1999.

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


No Form 8-K was filed during  the quarter ended September 30, 1998.

Exhibit 27 - Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              First Financial Corporation
  ________________________________________________________________





Date   Novermber 11, 1998     /s/ David W. Mann
                              David W. Mann
                              President
                              Duly Authorized Officer and
                              Principal Financial Officer


Date   November 11, 1998      /s/ Annie Laurie Miller
                              Annie Laurie Miller
                              Executive Vice President and
                              Principal Accounting Officer