Form 10QSB/A
period 1998-09-30
FIRST FINANCIAL CORP /TX/
filed 1999-03-19
CIK 36315

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

                                  FFC
                         Year 2000 Disclosure
                              10-Q update


Overview

Like many companies today, the Company, its subsidiaries, and entities in which the Company has a significant investment rely on technology to support the day to day operations of the Company. Due to the Company's dependence on computer technology, the nature and impact of Year 2000 processing failures on the Company's business could be material. The "Year 2000 Problem" is centered around the programming of a two-digit year, not a four-digit year. Some systems may interpret 00 as 1900 and not 2000. Year 2000 poses many potential problems, from the obvious of system failure to the obscure of data integrity. The Company has defined two levels of Year 2000 Compliance. First is System Compliance. The Company considers a system to be Year 2000 compliant if the system will operate correctly into and beyond Year 2000. This includes non-ambiguous displays of dates. The second definition is Company Compliance. Company compliance is defined as being able to provide the products, services, and support in the same or similar manner as today into and beyond Year 2000. The Company does not have control over all systems that could be affected by Year 2000. The Company is addressing potential problems posed by failure or interruption of internal computer or environment systems, failure or interruption of services from third party relationships, and failure or interruption of customer relationships. The Company is evaluating the Year 2000 preparedness of critical third party relationships through questionnaires, phone calls, and information posted on the Internet.

The Company is utilizing the guidelines established by the FFIEC, Federal Financial Institutions Examination Council, for developing the Year 2000 Compliance plan. The Year 2000 Compliance plan requires Year 2000 Compliance efforts from the Company's subsidiaries and partnerships. The Company is utilizing the assistance of legal counsel and Year 2000 consultants to supplement its the Year 2000 Compliance Program. The activities of the Company and its related entities can be grouped into five categories: 1) Loan Servicing, 2) Insurance, 3) Data Processing Services, 4) Investments, and 5) Mortgage. For more detail on the specific entities and relationships, refer to the Company Description. The Company is requiring all entities that have a potential Year 2000 material impact to aggressively address them.


Readiness

The Company and its subsidiaries and partnerships have extensive Year 2000 Compliance plans and have substantially completed the Year 2000 assessment, including PCs, applications, and environmental systems. The plan calls for the completion of the testing phase by May 31, 1999, and the contingency planning phase by July 1999. All new contracts are being reviewed for Year 2000 issues. Vendors, business relationships, and some customers have been sent Year 2000 questionnaires to help the Company better assess and minimize the potential risks posed by these relationships. The Company is also reviewing the financial soundness and Year 2000 efforts of Company's investments.

The total impact of Year 2000 is unknown. The Company will have completed testing of internal systems and interfaces with key third party relationships by May 31, 1999. To help validate the Company's efforts, the Mortgage and Loan servicing group are participating in the Mortgage Bankers Association of America Year 2000 Readiness Testing.

Costs

The budgeted cost of the Year 2000 efforts for the Company is $85,000. This includes $15,000 specifically for the insurance group, $70,000 for the mortgage and data processing group which also covers the loan
servicing and data processing entities.   Approximately $30,000 has
been spent to date.  The breakdown of the percentage of cost is:

          Consulting Fees               27%
          Literature and Promotional     6%
          Legal Counsel                 18%
          Testing                       18%
          Miscellaneous                 31%

In addition to the above costs, the Company has upgraded systems for performance reasons and not for Year 2000. These upgrades were not accelerated due to Year 2000 issues. These system upgrades are Year 2000 compliant.


Risks

The Company believes that its greatest Year 2000 risks are those posed by external sources, including utilities companies, service providers and customers. Certain services providers are part of the Financial Industry and are under some form of regulatory guidelines which should help to minimize their potential failure. The failure of the investors to meet their obligation to the Mortgage group or the failure of the insurance outsourcing entities to properly handle insurance operations would have a significant material affect on the Company. Through questionnaires and other forms of communication, the Company is assessing and monitoring third party relationships, including service providers, outsource insurance entities, investors, brokers and customers, for Year 2000 Compliance to minimize potential Year 2000 problems.

The risks posed by utility failure can also be significant, but little can be down for extended failure, more than a few days. The Company is evaluating the implementation of a backup power generator for the corporate office that could sustain the Company for a short power outage, not to exceed three days.


Contingency Plans

No guarantee can be made with respect to Year 2000 Compliance because too many interdependencies exist between systems, companies, and entities to be able to assure that all possible things have been tested. Many services, such as long distance phone and utilities are out of the direct control of the Company. The Company considers contingency planning as one of the most critical phases of Year 2000 Compliance plans.

The Company and its related companies will focus the second quarter of 1999 on developing and testing contingency plans, including what hard copy reports could be used to sustain manual operations for a short period of time. These contingency plans will be tested and the staff will be trained on proper execution of these contingency plans. Additional backups and hard copy reports will be run prior to January
1, 2000 and prior to other potential problem dates.   The Company is
currently performing a feasibility study for a backup power generator
for the corporate office.   To assure that the Company has adequate
support to handle potential problems and issues, the Company is requesting that no vacation time will be taken from December 1, 1999 through January 31, 2000. The Company is working with key staff to minimize turn over.

Summary

The real effect of Year 2000 has so many variables that the Company can not realistically make any valid predictions as to the total impact financially or otherwise. The Company is making every effort it can to minimize the potential risks that are within the Company's control, such as validating internal systems and developing contingency plans. If the US experiences total power outages or all outsourcing or third party relationships encounter failure, then the Company will be significantly impacted, as will all other companies. More realistically, the Company may expect delays in services while things are being corrected. The Company is working on developing realistic contingency plans for those things that have valid contingency options, such as courier services.

The Company has not received assurance that the Year 2000 problem has been solved by all of its business partners and suppliers. Nor can the Company assure everyone that it will not have interruptions due to the failure of electric and telephone service as a result of this problem. While no one can say that there will not be any problems nor is it possible to simultaneously guarantee each other that no problems will appear, the Company will do its best to minimize and quickly correct any errors that do occur.


Important Factors Regarding Forward-Looking Statements

Certain information contained in this Year 2000 discussion constitutes forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions and because Year 2000 issues present many unknowns, the Company's actual results could differ materially from its expectations.

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