Form 10KSB40
period 1998-12-31
FIRST FINANCIAL CORP /TX/
filed 1999-04-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                              FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended     December 31, 1998

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

State issuer's revenue for its most recent fiscal year. $9,089,952.

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 1999.

Documents Incorporated by Reference: See Page 2.

                  DOCUMENTS INCORPORATED BY REFERENCE



   Location in Form 10-KSB                 Incorporated Document

Part III,      Directors,                The Information required by
Item  9        Executive Officers,       this Item 9, is hereby
               Promoters and             incorporated by reference to
               Control Persons;          the definitive information
               Compliance with           statement to be filed within
               Section 16(a) of          120 days after the end of the
               the Exchange Act          last fiscal year.


Part III,      Executive                 The information required by
Item 10        compensation              this Item 10, is hereby
                                         incorporated by reference to
                                         the definitive information
                                         statement to be filed within
                                         120 days after the end of the
                                         last fiscal year.

Part III,      Security ownership        The information required by
Item 11        of certain                this Item 11, is hereby
               beneficial owners         incorporated by reference to
               and management            the definitive information
                                         statement to be filed within
                                         120 days after the end of the
                                         last fiscal year.

Part III,      Certain                   The information required by
Item 12        relationships and         this Item 12, is hereby
               related                   incorporated by reference to
               transactions              the definitive information
                                         statement to be filed within
                                         120 days after the end of the
                                         last fiscal year.



Transitional Small Business Disclosure Format (check one)

     Yes              No    X


Total number of pages, including cover pages - 43

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

As of February 28, 1999, the Company services a portfolio of manufactured home loans aggregating approximately $1.8 million sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties.

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

On January 7, 1998, First Apex Re, Inc. ("FAR") was incorporated for the purpose of providing reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and/or affiliated entities. The Company directly owns 52% of the outstanding stock of FAR. The remaining 48% is owned by Apex Lloyds Insurance Company, a wholly-owned subsidiary of the Company.


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

Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has three wholly-owned subsidiaries: Security Washington Avenue Corp., First Preference Financial Corp. and First Financial Information Services, Inc. First Preference Mortgage Corp. ("FPMC"), a wholly-owned subsidiary of Security Washington Avenue Corp., originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates at locations in Waco, Colleyville, Austin, Dallas, Houston, Athens, and Tyler, Texas. Each branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective market. Substantially all of the loans originated by FPMC are sold to governmental or private investors. During 1996, 1997, and 1998, FPMC originated approximately $201 million, $261 million and $397 million in new residential mortgage loans. FPMC retains the right to service certain loans it sells to investors for which FPMC is paid a service fee.

FPMC funds the loans it originates prior to the sale of such loans to investors. The source of money to fund these loans is arrangements with financial institutions pursuant to which such financial institutions purchase a participation in the loan. The loan participation is repurchased from the financial institutions when the loan is sold to the investor. As of December 31, 1998, and February 28, 1999, FPMC was servicing a portfolio of conventional residential mortgage loans aggregating approximately $15.6 million and $15.2 million, respectively for institutional investors.

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions. Compared to its competitors, FPMC is a small company. The loan products offered by FPMC are similar to loan products offered by its competitors. Effective on January 1, 1998, home equity lending was authorized in Texas. FPMC has not yet entered the market of home equity lending, but is continuing to evaluate the possibility of competing in this market. As a small company, FPMC attempts to provide superior service to attract customers. FPMC has a trademark registered with the State of Texas covering its name and Company logo. A similar trademark application is pending with the Federal Patent and Trademark Office.

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

                             (continued)

The Company and its consolidated subsidiaries employed 106 employees as of December 31, 1998, of which 97 are full-time employees. Seventy-eight (78) of these employees work for First Preference Mortgage
Corp., of which 74 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.


Item 2.  Description of Properties

First Preference Mortgage Corp. ("FPMC"), a third tier subsidiary of Key Group, Ltd., in which the Company is a limited partner, owns an office building containing approximately 13,500 square feet of office space at 800 Washington Avenue, Waco, Texas. This office building has served as the Company's principal office since August 1991. The building is in good condition with no known or anticipated material repairs being required. The building was purchased by FPMC subject to
a lien held by the Company.   FPMC paid off the loan secured by the
building in December 1998 and the lien was released. (See Certain Relationships and Related Transactions")

FPMC currently leases approximately 1,750 square feet of office space located at 919 N. Valley Mills Drive, Waco, Texas. The lease term expires in July 2000.

FPMC leased space for an office in the Woodlands, Texas from January 31, 1994 through November 1997. The Woodlands office was closed in January 1996, and the office space was sub-leased for part of the time until the lease expired in November 1997.

FPMC has operated an Austin, Texas office since March 1994 (except for a five month period from February 1996 through June 1996). Until March 1999, this office was in leased space at 4807 Spicewood Springs Road, Austin, Texas. In March 1999, FPMC moved its Austin office to 3301 Northland Drive, Austin, Texas, in approximately 1,618 square feet of leased space for a term of 3 years.

FPMC leases approximately 2,111 square feet of office space located at 6409 Colleyville Blvd., Colleyville, Texas for a lease term of 13 months, which began in March 1994 and expires in April 2000.

In October 1995, FPMC leased approximately 982 square feet of office space located at 1800 Shiloh Road, Suite 101, Tyler, Texas, for a lease term of 36 months commencing November 1, 1995. Prior to the expiration of this lease, FPMC moved this office to approximately 1,154 square feet of office space located at 3620 Old Bullard Road, Tyler, Texas, for a lease term of 36 months commencing November 1, 1998.

On June 12, 1996, FPMC sub-leased approximately 1,899 square feet of office space located at 1221 Abrams Road, Richardson, Texas, for a lease term of 12 months commencing July 1, 1996. This was closed in April 1997.


                              (continued)

In August 1996, FPMC leased approximately 500 square feet of office space located at 1053 North Pacific, Mineola, Texas, for a lease term of 12 months commencing September 1, 1996. This lease continued in effect on a month-to-month basis until February 1998, when the office was closed.

In November 1997, FPMC leased approximately 991 square feet of office space located at 11550 Fuqua, Suite 410, Houston, Texas, for a lease term of 24 months.

In April 1998, FPMC leased a two office suite located at 203 North Praireville Street, Athens, Texas, for a lease term of six months. This lease continues in effect on a month-to-month basis.

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

The Company does not currently invest in real estate mortgages but does invest in manufactured home loans as mentioned previously in Item
1. FPMC, however, originates, services and warehouses first lien single family residential mortgages which are then sold to investors. Therefore, these residential mortgages are not considered to be investments of FPMC.

Item 3.  Legal Proceedings

Neither the Company nor any of its subsidiaries is currently involved in any legal proceeding where the amount involved exceeds 10% of the current assets of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II


Item 5.  Market for the Registrants' Common Equity and
         Related Security Holder Matters

There is no established market for the Company's no par value common stock. On March 31, 1999, the Company had approximately 474 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal years. Other than restrictions applicable to Texas corporations in general, there are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company had net income of $400,158 for 1998, compared to net income of $329,979 for 1997. In general, the Company's net income is due to the negative provision for losses under manufactured home servicing agreements and the Company's share of the net income of Key Group.

For the year ended December 31, 1998, the Company had a negative provision for losses under servicing agreements of $227,000 resulting in a balance in the reserve for losses under servicing agreements at December 31, 1998, of $442,555. In 1997, the negative provision for losses under servicing agreements was $324,900, resulting in a balance in the reserve account at year-end of $908,245. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

For the year ended December 31, 1998, Key Group had net income of $248,306 compared to net income of $218,757 in 1997. The minority interest in the net income of Key Group amounted to $116,863 in 1998, compared to $102,956 in 1997. The minority interest represents the ownership of other entities in the Key Group net income or loss. The Company's share of the net income of Key Group was $131,443 and $115,801 in 1998 and 1997, respectively.

The Company's manufactured home servicing portfolio at the end of 1998 was approximately $1.8 million, consisting of $1.1 million for institutional investors and $.7 million held by a third tier subsidiary of Key Group, Ltd., in which the Company is a limited partner, compared to a total manufactured home servicing portfolio of $3.4 million at the end of 1997. This reduction of approximately $1.6 million is attributable to loan foreclosures, loan payoffs and normal loan run off. In addition, at the end of 1998, FPMC serviced approximately $15.6 million in residential mortgage loans for governmental and private investors compared to approximately $19.1 million at the end of 1997.

                              (continued)

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Loan administration and production revenue for 1998 were $4,550,876 compared to $3,345,016 in 1997. The increase in loan administration and production revenue during 1998, as compared to 1997, is primarily due to increased loan originations from FPMC's residential mortgage loan operations. During 1998 FPMC originated approximately $397.2 million in new residential mortgage loans compared to approximately $261 million in 1997.

Interest income for 1998 amounted to $1,606,448 compared to $1,248,424 in 1997. During 1998, the interest income earned by the Company and its subsidiaries on investments decreased by approximately $73,000 or 23%. This decrease is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $921,000 from December 31, 1997, to December 31, 1998. During the year ended December 31, 1998, the interest income earned on mortgages held-for-sale increased by approximately $435,000 compared to 1997, primarily due to the increase in volume of the number of loans originated in 1998. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 1998, amounted to $1,253,047 compared to $779,975 for the same period in 1997. The increase in interest expense for the year is due to the increased utilization of the FPMC's loan participation agreement as a result of the increased origination of new residential mortgage loans as discussed above. The difference between interest income and interest expense in 1998 was approximately $353,000 compared to approximately $468,000 in 1997. This decline in the spread between interest income and interest expense was primarily due to residential mortgage interest rates declining in 1998 at a faster pace then the interest rate paid on borrowed funds. (See Liquidity and Capital Resources.)

During the years ended December 31, 1998 and 1997, the Company did not originate any manufactured home loans. The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 1998, the Company (and its subsidiaries) realized gain on sales of assets of $2,416,971 compared to $1,863,832 in 1997. This increase is attributable to the volume of new residential mortgage loans sold by FPMC to governmental and private investors which increased to approximately $380.2 million in 1998, compared to $259.6 million in 1997, and an increase in the net margin realized on the sale of these mortgage loans.

Salaries and related expenses for 1998 were $4,679,492 compared to $3,687,301 in 1997. This significant increase is the result of the continued expansion of the residential mortgage loan origination and servicing operations of FPMC, as discussed above.

Operating expenses for 1998 were $2,854,538 compared to $2,278,202 in 1997. The primary reason for this increase is the increase in new residential mortgage loan originations by FPMC, as discussed above.


                              (continued)

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's portfolio of manufactured home loans held for investment and serviced for investors is a declining asset due to loan payoffs and normal loan run off. It is estimated that a majority of these manufactured home loans will be liquidated over the next 2 to 3 years. This decline in the manufactured home loans will adversely affect the Company's loan administration revenue, interest income and insurance premiums and commissions.

At December 31, 1998, the Company's total assets were $7,781,250. Included in the Company's total assets are the assets of Key Group which amounted to $4,937,441 at December 31, 1998. The Key Group assets at December 31, 1998, consisted primarily of cash and cash equivalents of $1,160,181, accounts receivable of $635,096, mortgage loans of $1,183,400, property and equipment of $1,046,214, and prepaid expenses and other assets of $912,550. The minority interest in the net assets of Key Group at December 31, 1998, amounted to $1,945,682.

The Company's primary uses of cash are to meet operational expenses, meet debt service obligations to its lenders, and make payments due the holders of loans serviced by the Company. In addition, FPMC provides interim funding for originated residential mortgage loans. The Company, under the terms of most of the Company's manufactured home loan servicing agreements, is required to make payments to the holders of the serviced loans even if the borrower does not make the payments due.

On a consolidated basis, cash and cash equivalents (including restricted cash) were $1,922,980 at December 31, 1998. Included therein were cash and cash equivalents for Key Group of $1,160,181 and Apex Lloyds of $522,452. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

The Company's primary sources of cash to meet its operational expenses, meet debt service obligations to its lenders and advance deficiencies in scheduled payments due the holders of manufactured home loans serviced by the Company will be cash on hand, cash generated by the sale or liquidation of existing assets, collection of claims on credit insurance and servicing fees.

The subsidiaries of the Company that are engaged in an active business generate cash from their own operations.

In addition, FPMC has a master loan participation agreement with a financial institution in the amount of $30,000,000 which expires on August 31, 1999. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At December 31, 1998, approximately $28,086,000 in participations were outstanding under this agreement.


                              (continued)

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company had no material commitments for capital expenditures at December 31, 1998. During 1998 and the first quarter of 1999, First Financial Information Services, a second tier subsidiary of Key Group has committed to spend approximately $240,000 to upgrade the technology utilized by FPMC in its residential mortgage lending operations. The source of funds will be available cash from FPMC. As reflected in the attached financial statements, the stockholders' equity of the Company was $3,903,771 at December 31, 1998, and the stockholders' equity was $3,492,834 at December 31, 1997.


YEAR 2000

Like many companies today, the Company, its subsidiaries, and entities in which the Company has a significant investment rely on technology to support the day-to-day operations of the Company. Due to the Company's dependence on computer technology, the nature and impact of year 2000 processing failures on the Company's business could be material. The "Year 2000 Problem" is centered around the programming of a two-digit year, not a four-digit year. Some systems may interpret 00 as 1900 and not 2000. Year 2000 poses many potential problems, from the obvious of system failure to the obscure of data integrity. The Company has defined two levels of year 2000 Compliance. First is System Compliance. The Company considers a system to be year 2000 compliant if the system will operate correctly into and beyond year 2000. This includes non-ambiguous displays of dates. The second definition is Company Compliance. Company compliance is defined as being able to provide the products, services, and support in the same or similar manner as today into and beyond year 2000. The Company does not have control over all systems that could be affected by year 2000. The Company is addressing potential problems posed by failure or interruption of internal computer or environment systems, failure or interruption of services from third party relationships, and failure or interruption of customer relationships. The Company is evaluating the year 2000 preparedness of critical third party relationships through questionnaires, phone calls, and information posted on the Internet.

The Company is utilizing the guidelines established by the FFIEC, Federal Financial Institutions Examination Council, for developing the year 2000 Compliance plan. The Year 2000 Compliance plan requires Year 2000 Compliance efforts from the Company's subsidiaries and partnerships. The Company is utilizing the assistance of legal counsel and year 2000 consultants to supplement its Year 2000 Compliance Program. The activities of the Company and its related entities can be grouped into five categories: 1) Loan Servicing, 2) Insurance, 3) Data Processing Services, 4) Investments, and 5) Mortgage. For more detail on the specific entities and relationships, refer to the Company Description. The Company is requiring all entities that have a potential year 2000 material impact to aggressively address them.


                              (continued)

The Company and its subsidiaries and partnerships have extensive Year 2000 Compliance plans and have substantially completed the year 2000 assessment, including PCs, applications, and environmental systems.
The plan calls for the completion of the testing phase by May 31, 1999, and the contingency planning phase by July 1999. All new contracts are being reviewed for Year 2000 Issues. Vendors, business relationships, and some customers have been sent year 2000 questionnaires to help the Company better assess and minimize the potential risks posed by these relationships. The Company is also reviewing the financial soundness and year 2000 efforts of the Company's investments.

The total impact of year 2000 is unknown. The Company will have completed testing of internal systems and interfaces with key third party relationships by May 31, 1999. To help validate the Company's efforts, the Mortgage and Loan servicing group is participating in the Mortgage Bankers Association of America Year 2000 Readiness Testing.

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

The Company believes that its greatest year 2000 risks are those posed by external sources, including utilities companies, service providers and customers. Certain service providers are part of the financial industry and are under some form of regulatory guidelines which should help to minimize their potential failure. The failure of the investors to meet their obligation to the mortgage group or the failure of the insurance outsourcing entities to properly handle insurance operations would have a significant material affect on the Company. Through questionnaires and other forms of communication, the Company is assessing and monitoring third party relationships, including service providers, outsource insurance entities, investors, brokers and customers, for Year 2000 Compliance to minimize potential year 2000 problems.

The risks posed by utility failure can also be significant, but little can be done for extended failure, more than a few days. The Company is evaluating the implementation of a backup power generator for the corporate office that could sustain the Company for a short power outage, not to exceed three days.


                              (continued)

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

The Company and its related companies will focus the second quarter of 1999 on developing and testing contingency plans, including what hard copy reports could be used to sustain manual operations for a short period of time. These contingency plans will be tested and the staff will be trained on proper execution of these contingency plans. Additional backups and hard copy reports will be run prior to January 1, 2000, and prior to other potential problem dates. The Company is currently performing a feasibility study for a backup power generator for the corporate office. To assure that the Company has adequate support to handle potential problems and issues, the Company is requesting that no vacation time will be taken from December 1, 1999 through January 31, 2000. The Company is working with key staff to minimize turnover.

The real effect of year 2000 has so many variables that the Company can not realistically make any valid predictions as to the total impact financially or otherwise. The Company is making every effort it can to minimize the potential risks that are within the Company's control, such as validating internal systems and developing contingency plans. If the U. S. experiences total power outages or all outsourcing or third party relationships encounter failure, then the Company will be significantly impacted, as will all other companies. More realistically, the Company may expect delays in services while things are being corrected. The Company is working on developing realistic contingency plans for those things that have valid contingency options, such as courier services.

The Company has not received assurance that the year 2000 problem has been solved by all of its business partners and suppliers, nor can the Company assure everyone that it will not have interruptions due to the failure of electric and telephone service as a result of this problem. While no one can say that there will not be any problems nor is it possible to simultaneously guarantee each other that no problems will appear, the Company will do its best to minimize and quickly correct any errors that do occur.

Certain information contained in this year 2000 discussion constitutes forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions and because Year 2000 Issues present many unknowns, the Company's actual results could differ materially from its expectations.

PATTILLO, BROWN & HILL, L.L.P.
Certified Public Accountants - Business Consultants


                     INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Stockholders
First Financial Corporation

     We have audited the accompanying consolidated balance sheet of First Financial Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                            /s/ Pattillo, Brown & Hill, L.L.P.


April 7, 1999



American Plaza - 200 West Hwy. 6 - Suite 300 - P.O. Box 20725 -
Waco, Tx 76702-0725 - (254) 772-4901 - Fax: (254) 772-4920 -
Affiliate Offices:  Brownsville, TX (956) 544-7778 - Hillsboro, TX
(254) 582-2583 - Albuquerque, NM (505) 266-5904



                  FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

                                 ASSETS

Cash and cash equivalents                                           $  1,362,456
Restricted cash                                                          560,524
Accounts receivable                                                    1,082,843
Receivables from related parties                                         130,558
Marketable investment securities                                         301,715
Real estate held-for-investment, at cost                                 444,000
Mortgage loans held-for-investment                                       799,289
Mortgage loans held-for-sale                                             522,281
Investments in and advances to affiliated companies                      405,944
Property and equipment                                                   931,705
Deferred tax benefit                                                     293,244
Cash surrender value of officers' life insurance                         338,508
Other assets                                                             608,183
                                                                    -------------
            Total Assets                                            $  7,781,250
                                                                    =============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Notes payable to related parties                                 $          -
   Estimated reserve for losses under servicing agreements               442,555
   Estimated reserve for losses under insurance policies                 154,934
   Accounts payable                                                      496,736
   Accrued expenses and other liabilities                                666,067
   Payables to related parties                                            40,286
   Interest payable                                                      131,219
                                                                    -------------
            Total Liabilities                                          1,931,797
                                                                    -------------
   Minority interest                                                   1,945,682
                                                                    -------------
Stockholders' Equity
   Common stock - no par value; authorized 500,000
     shares; issued 183,750 shares, of which 10,222
     shares are held in treasury shares                                    1,000
   Additional paid-in capital                                            518,702
   Retained earnings                                                   3,008,441
   Comprehensive income                                                  410,937
                                                                    -------------
                                                                       3,939,080
   Less:  Treasury stock - at cost                                        35,309
                                                                    -------------
            Total Stockholders' Equity                                 3,903,771
                                                                    -------------
            Total Liabilities and Stockholders' Equity              $  7,781,250
                                                                    =============

            See accompanying notes to consolidated financial statements.


                      FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME


                                                                  Years Ended December 31
                                                                 1998                 1997
                                                             -------------      --------------
REVENUE
   Loan administration and production                        $  4,550,876       $   3,345,016
   Interest income                                              1,606,448           1,248,424
   Insurance premiums and commissions                             207,368              63,879
   Consulting fees                                                298,631             246,675
   Realized gain (losses) on sale of assets                     2,416,971           1,863,832
   Other                                                            9,658               6,098
                                                             -------------      --------------
            Total Revenue                                       9,089,952           6,773,924
                                                             -------------      --------------
COST AND EXPENSES
   Salaries and related expenses                                4,679,492           3,687,301
   Interest expense                                             1,253,047             779,975
   Provision for losses under servicing agreements and other     (227,000)           (324,900)
   Operating expenses:
      Insurance claim losses and loss expenses                          -              61,940
      Professional fees                                           120,609             153,331
      Depreciation and amortization                               222,140             144,205
      General and administrative expense                        2,511,789           1,918,726
                                                             -------------      --------------
            Total Cost and Expenses                             8,560,077           6,420,578
                                                             -------------      --------------
INCOME BEFORE INCOME TAXES, EQUITY IN EARNINGS
  OF AFFILIATES, AND EXTRAORDINARY ITEMS                          529,875             353,346
                                                             -------------      --------------
INCOME TAXES
   Current                                                          5,715                   -
   Deferred                                                             -                   -
                                                             -------------      --------------
            Total Income Taxes                                      5,715                   -
                                                             -------------      --------------
INCOME BEFORE MINORITY INTEREST                                   524,160             353,346

MINORITY INTEREST (EARNINGS) LOSS                                (116,863)           (102,956)
                                                             -------------      --------------
INCOME BEFORE EQUITY IN EARNINGS OF
  AFFILIATES AND EXTRAORDINARY ITEMS                              407,297             250,390

EQUITY IN EARNINGS (LOSS) OF AFFILIATES                            (7,139)             79,589
                                                             -------------      --------------
NET INCOME                                                        400,158             329,979

OTHER COMPREHENSIVE INCOME
   Unrealized holding gains (losses)                               10,779             (11,259)
                                                             -------------      --------------
COMPREHENSIVE INCOME                                         $    410,937       $     318,720
                                                             =============      ==============
INCOME PER COMMON SHARE                                      $       2.31       $        1.89
                                                             =============      ==============

                      See accompanying notes to consolidated financial statements.


                         FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1998 AND 1997

                                               Additional
                                   Common        Paid-in         Retained         Treasury
                                    Stock        Capital         Earnings           Stock            Total

Balance, December 31, 1996         $  1,000    $  518,702      $  2,689,721       $(35,309)      $  3,174,114

   Comprehensive income                   -             -           318,720              -            318,720
                                   ---------   -----------     -------------      ---------      -------------
Balance, December 31, 1997            1,000       518,702         3,008,441        (35,309)         3,492,834

   Comprehensive income                   -             -           410,937              -            410,937
                                   ---------   -----------     -------------      ---------      -------------
Balance, December 31, 1998         $  1,000    $  518,702      $  3,419,378       $(35,309)      $  3,903,771
                                   =========   ===========     =============      ==========     =============

                  The accompanying notes to consolidated financial statements.


           FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              Years Ended December 31
                                                                               1998              1997

CASH FLOWS FROM OPERATING ACTIVITIES
   Comprehensive income (loss)                                            $     410,937      $     318,720
   Adjustments to reconcile comprehensive income (loss) to
     net cash provided for operating activities:
      Realized (gain) losses on sale of assets                                   (6,910)           (92,638)
      Depreciation and amortization                                             178,036             96,593
      Realized (gain) loss on sale of mortgage loans                         (2,416,971)                 -
      Equity in net (earnings) loss of affiliates                                 8,273            (29,588)
      Provision for losses under servicing agreements and other                (436,380)          (551,417)
      Increase in restricted cash used in operating activities - net           (250,000)                 -
      (Increase) decrease in accounts receivable                                118,377           (376,981)
      Increase (decrease) in accounts payable                                  (316,539)           (21,061)
      Increase (decrease) in minority interest                                  116,863            102,956
      Mortgage loans funded                                                (397,239,243)      (261,088,529)
      Mortgage loans sold                                                   384,855,579        259,591,829
      Change in mortgage loan participation sold                             14,504,564          1,251,034
      Other                                                                      70,737            139,164
                                                                          --------------     --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               (402,677)          (659,918)
                                                                          --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   (Gain) loss on sale of marketable investment securities                         (787)            (6,098)
   Proceeds from sale of marketable investment securities                        51,000              6,847
   Purchases of marketable investment securities                                (31,542)                 -
   Unrealized holding (gain) loss                                               (10,779)            11,259
   Principal received on mortgage loans                                         964,899            943,426
   Purchases of property and equipment                                         (397,038)          (801,675)
   Proceeds from sales of property and equipment                                  6,910            816,150
   Disposition of equipment                                                      15,200                  -
                                                                          --------------     --------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                597,863            969,909
                                                                          --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                                        -                  -
   Payments on notes payable                                                          -                  -
                                                                          --------------     --------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      -                  -
                                                                          --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            195,186            309,991

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,167,270            857,279
                                                                          --------------     --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   1,362,456      $   1,167,270
                                                                          ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                          $   1,160,036      $     779,975
                                                                          ==============     ==============
   Federal income taxes paid                                              $       5,715      $           -
                                                                          ==============     ==============

              See accompanying notes to consolidated financial statements.


             FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998



 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

       First Financial Corporation ("the Company") was incorporated in the State of Texas in 1964. During the last three years, the primary business of the Company, either directly or through its subsidiaries, has been originating and servicing a portfolio of residential mortgage and manufactured home loans, engaging in a limited amount of insurance activities, and providing consulting and data processing services to related companies.

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

     Insurance Related Activities

        The Company owns 100% of a property and casualty insurance company and 52% of a mortgage guarantee insurance company which are included in the consolidated financial statements. The policies below relate specifically to the insurance activities of the companies.

       Premium Revenues - Premiums on property and casualty contracts are recognized as earned primarily on a prorata basis over the contract period.

       Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 1998 and 1997, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

       Acquisition Cost - Acquisition cost includes such things as commissions, premium taxes and other items, which are charged to current operations as incurred. Amounts are deferred based upon the capitalization and unearned premium rates. Deferred costs are amortized over the contract period on a prorata basis.


                              (continued)

       Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During 1998, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

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

     Cash Equivalents

       For the purposes of the 1998 and 1997 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Marketable Investment Securities

       Marketable investment securities classified as available for sale are adjusted to market value at year-end. The unrealized gain is recorded net of income taxes as a component of comprehensive income. Realized gains or losses on sale of securities are calculated based on the specific identification method.

     Investment in Affiliated Companies

       Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 1998, are accounted for by the equity method.

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


 3.  LOAN ADMINISTRATION

     The Company was servicing loans owned by institutional investors aggregating approximately $1,060,000 at December 31, 1998. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately $747,000 at December 31, 1998. Related trust funds of approximately $3,800 at December 31, 1998, on deposit in special bank accounts are not included in the consolidated financial statements.

     The Company's majority owned subsidiary, Key Group, Ltd., was servicing residential loans held for sale or owned by institutional investors aggregating approximately $15,601,000 at December 31, 1998. Related trust funds of approximately $289,000 at December 31, 1998, on deposit in special bank accounts are not included in the financial statements.


 4.  MARKETABLE INVESTMENT SECURITIES

     Marketable investment securities at December 31, 1998, consist of:



                                                                   Unrealized     Unrealized      Market
             December 31, 1998                          Cost          Gain          Loss          Value

Marketable equity securities - available-for-sale    $  154,654    $   27,585      $  4,498     $  177,741
Corporate bonds - held-to-maturity                      123,974             -             -        123,974
                                                     ----------    -----------     ---------    -----------
                                                     $  278,628    $   27,585      $  4,498     $  301,715
                                                     ==========    ===========     =========    ===========

     The net unrealized gain for 1998 relating to securities available-for-sale is $10,779.

                              (continued)

     The corporate bonds mature as follows:

              1999                        $     -
              2000                              -
              2001                           125,000
              2002                              -
              2003
         2004 and thereafter                    -



 5.  INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

     Investment in and advances to affiliated companies consists of a 24.99% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 1998 and 1997. Summary financial information of Vidor, Ltd. and Whispering Pines, L.L.C. for the year ended December 31, 1998 and 1997, is as follows:


                                   1998                   1997
                              --------------          -------------
     Vidor, Ltd.
        Assets                $   1,833,289           $  1,868,862
        Liabilities                  74,601                 74,596
                              --------------          -------------
        Equity                $   1,758,688           $  1,794,266
                              ==============          =============
        Revenue               $      86,817           $    424,172
        Expenses                    120,698                111,432
                              --------------          -------------
        Net Income            $ (    33,881)          $    312,740
                              ==============          =============


                                    1998                   1997
                              --------------          -------------
     Whispering Pines
        Assets                $     191,470           $    190,777
        Liabilities                       -                      -
                              --------------          -------------
        Equity                $     191,470           $    190,777
                              ==============          =============
        Revenue               $       3,166           $      6,853
        Expenses                      2,473                  3,006
                              --------------          -------------
        Net Income            $         693           $      3,847
                              ==============          =============

6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1998:



                                                                Estimated
                                                               Useful Lives
      Land                                  $    181,500
      Buildings and improvements                 395,243      10 to 40 years
      Equipment, furniture and fixtures        1,320,669       3 to 10 years
                                            -------------
                                               1,897,412
      Less accumulated depreciation           (  965,707)
                                            -------------
                                            $    931,705
                                            =============


 7.  ESTIMATED RESERVE FOR LOSSES UNDER SERVICING AGREEMENTS

     Under the terms of certain of its existing servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, sustained on default of the borrower. During 1988 and 1987, as a result of the declining economies and other matters discussed in Note 2, the Company made substantial loss provisions to raise the estimated reserve for losses under servicing agreements to levels that adequately reflect management's estimate of future losses that may be incurred under the Company's current and prior servicing agreements. Beginning in 1990, the Company changed its reserve estimate for losses under servicing agreements as a result of decreases in the amount of serviced loans outstanding. An analysis of the reserve follows:

                                            December 31
                                      1998                1997
                                 --------------     --------------
       Balance, beginning        $     908,245      $   1,371,067
         Current provisions        (   227,000)        (  324,900)
         Losses - net              (   238,690)        (  137,922)
                                 --------------     --------------
       Balance, ending           $     442,555      $     908,245
                                 ==============     ==============


     The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.


 8.  LEASES

     The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

                    1999          $   32,879
                    2000              23,054
                    2001               4,900



                              (continued)

     The rental expense for equipment leases was $86,933 and $71,576 for December 31, 1998 and 1997, respectively.

     The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:


                   1999            $    81,408
                   2000                 33,247
                   2001                 11,540
                   2002                      -


     The rental expense for office space was $143,727 and $217,441 for 1998 and 1997, respectively.


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

     Bluebonnet is directly and indirectly controlled by members of the Mann family. Robert A. Mann is a general and limited partner of Bluebonnet in his individual capacity. He is also the Chairman of the Board and a director of Bluebonnet Enterprises, Inc., the corporate general partner of Bluebonnet. Robert A. Mann and Robert A. Mann's other two children (David W. Mann's siblings) have direct or indirect interests in limited partnerships which are the limited partners of Bluebonnet.
     Robert A. Mann is trustee and David W. Mann is a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships which are limited partners of Bluebonnet.

     During 1997, the Company sold real estate to a related party in exchange for a note receivable in the amount of $32,500. The note is still outstanding at year-end.


10.  INCOME TAXES

     The provision for income taxes consists of the following components at December 31, 1998 and 1997:


                                                   1998            1997
                                               -------------    ------------
        Income tax computed at corporate
          Federal rate                         $    137,997     $   112,193
        Earnings (loss) of affiliates            (   12,673)          7,945
        Nondeductible reduction in reserve
          for losses                             (   71,465)      ( 110,466)
        Nondeductible income and expenses        (    4,847)      (   2,310)
        Change in deferred tax asset             (   43,297)      (   7,362)
                                               -------------    ------------
                                               $      5,715     $         -
                                               =============    ============


                              (continued)

     The deferred tax benefit in the accompanying balance sheet at December 31, 1998, includes the following components:


        Deferred tax benefit attributable to net
          operating loss carryforwards                   $   2,092,438

        Deferred tax benefit attributable to reserve
          for losses under servicing agreements                150,469

        Deferred tax benefit applicable to unrealized
          (gain) loss on marketable equity securities       (   10,779)

        Deferred tax asset valuation allowance              (1,938,884)
                                                         --------------
        Net deferred tax asset                           $     293,244
                                                         ==============


     The valuation allowance increased by approximately $54,000 due primarily to change in the amount deferred relating to reserve for losses under servicing, and difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 1997.

     A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

     At December 31, 1998, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $5,200,000 substantially all of which expire in 2002, 2003 and 2006, and consolidated unused contribution carryforwards of approximately $22,000 expiring from 1998-2003.


11.  COMMITMENTS AND CONTINGENCIES

     Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $1,900,000 and $3,600,000 at December 31, 1998 and 1997, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at December 31, 1998.



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

     Information concerning the Company's operations in different segments follows:


                                                                                 Corporate
                                             Mortgage          Insurance            and
                                             Banking            Sales              Other         Consolidated
                                           -----------      --------------    -------------     --------------
For the Year Ended December 31, 1998
  Revenue                                  $ 8,532,483      $    258,733      $   298,736       $  9,089,952
  Operating profit                             651,416           126,368        (  24,926)           752,858
  Identifiable assets                        6,198,647         1,449,353          142,025          7,790,025
  Depreciation                                 193,069            24,487            4,584            222,140
  Capital expenditures                         312,207            66,230           18,601            397,038


For the Year Ended December 31, 1997

  Revenue                                  $ 6,364,286      $     96,891      $   246,888       $  6,708,065
  Operating profit                             548,736        (    7,846)       (  73,275)           467,615
  Identifiable assets                        6,565,868         1,160,045          111,744          7,837,657
  Depreciation                                 131,882            11,263            1,060            144,205
  Capital expenditures                         797,115             4,560                -            801,675



13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents

        The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

                              (continued)

     Accounts Receivable and Payable

        The fair value of accounts receivable and accounts payable approximates the carrying value because of the short time until realization of those balances.

     Mortgage Loans Held-for-Sale

        Mortgage loans held-for-sale are net of any participations sold to investors. The fair value of mortgage loans held-for-sale is based upon the estimated price the investor is willing to pay. The value of these loans are:

                                                  Carrying         Market
                                                   Market           Value
                                                ------------     ------------
         Mortgage Loans Held-for-Sale           $    522,281     $   529,985
                                                ============     ============


     Mortgage Loans Held-for-Investment

        Mortgage loans held-for-investment are net of any participations sold and any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:



                                                  Carrying         Market
                                                   Market           Value
                                                ------------     ------------
         Mortgage Loans Held-for-Investment     $    799,289     $   844,162
                                                ============     ============

     Mortgage Servicing Rights

        Mortgage Servicing Rights is net of any amortization taken.
        The fair value of the balance is based upon the market rate of servicing rights of similar loans. The value of these loans are:

                                                  Carrying         Market
                                                   Market           Value
                                                ------------     ------------
         Mortgage Servicing Rights              $     75,117     $   146,843
                                                ============     ============



                              (continued)

     Concentrations of Credit

        The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $4,250,736 at December 31, 1998. Of that balance, approximately $3,625,000 relates to funds on deposit in the settlement account with a depository institution. The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

     Retirement Plans

        The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of twenty-one and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 1998, the Company incurred a total contribution expense of $3,094.

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

                               PART III
                              (Continued)


Item 13.  Exhibits and Reports on Form 8-K.                    Page
                                                              Number

(a) Exhibits included herein:

       10 -  Seventh Amendment to Master Whole-Loan
               Purchase Agreement dated May 31, 1998,
               between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.                     35 - 37

       10 -  Eighth Amendment to Master Whole-Loan
               Purchase Agreement dated August 31, 1998,
               between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.                     38 - 41

       21 -  Subsidiaries of the Registrant                     42


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

       10 -  Limited Partnership Agreement with Key Group,
               Ltd. dated September 30, 1991, filed with Form
               8-K dated September 30, 1991, on pages 5 - 29.

       10 -  Master Whole-Loan Purchase Agreement dated
               March 27, 1996, between First Preference
               Mortgage Corp. and Bank One Texas, N.A.

       10 -  First Amendment to Master Whole-Loan
               Purchase Agreement dated March 18, 1997, between First Preference Mortgage Corp.
               and Bank One, Texas, N.A.

       10 -  Second Amendment to Master Whole-Loan
               Purchase Agreement dated June 24, 1997,
               Between First Preference Mortgage Corp.
               And Bank One, Texas, N.A.


                              (continued)

Item 13.  Exhibits and Reports on Form 8-K.                    Page
                                                              Number


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


(b) Report on Form 8-K

    No  form 8-K was filed during the quarter ended December 31, 1998.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      FIRST FINANCIAL CORPORATION


     /s/ David W. Mann                       /s/ Annie Laurie Miller
By:  David W. Mann                      By:  Annie Laurie Miller
     President and Principal                 Executive Vice President and
     Financial Officer                       Principal Accounting Officer


Date:  April 14, 1999                   Date:       April 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert A. Mann                      Date:    April 14, 1999
Robert A. Mann, Director and
  Chairman of the Board


/s/ David W. Mann                       Date:   April 14, 1999
David W. Mann, Director and President


/s/ Walter J. Rusek                     Date:   April 14, 1999
Walter J. Rusek, Director


/s/ Barrett Smith                       Date:   April 14, 1999
Barrett Smith, Director


/s/ Jack Hauser                         Date:   April 14, 1999
Jack Hauser, Director


                                        Date:   April 14, 1999
Allen B. Mann, Director


/s/ Mary Hyden Mann Hunter              Date:   April 14, 1999
Mary Hyden Mann Hunter, Director