Form 10QSB
period 1999-03-31
FIRST FINANCIAL CORP /TX/
filed 1999-05-17
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended  March 31, 1999       Commission file number   0-5559

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

Yes     __X__      No  _____ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, No Par Value                  173,528
               (Class)                 (Outstanding at April 30, 1999)

                              FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                            MARCH 31, 1999



                                 INDEX


Part I Financial Information                                    Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of                     1
               March 31, 1999

               Consolidated Statements of Income                    2
               for the Three-Months ended
               March 31, 1999 and 1998

               Consolidated Statements of Cash
               Flow for the Three-Months
               ended March 31, 1999 and 1998                        3

               Notes to Consolidated Financial
               Statements                                          4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial              5-9
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                                    9

     Item 6.   Exhibits and Reports on Form
               8-K                                                  9




                        First Financial Corporation
                        Consolidated Balance Sheet
                              March 31, 1999
                               (Unaudited)

        Assets
        ------

Cash and cash equivalents                                    $  1,231,159
Restricted cash                                                   599,410
Accounts receivable                                             1,047,972
Marketable investment securities                                  483,990
Real estate held for investment,at cost                           444,000
Mortgage loans                                                  1,076,103
Investment in and advances to
  affiliated companies                                            405,341
Property and equipment                                          1,007,184
Other assets                                                    1,155,909
                                                             -------------
        Total Assets                                         $  7,451,068
                                                             =============
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                $          0
Estimated reserve for losses under servicing
  agreements                                                      412,761
Other liabilities                                               1,163,380
                                                             -------------
        Total Liabilities                                       1,576,141
                                                             -------------

Minority interest                                               1,911,083
                                                             -------------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                 1,000
  Additonal paid-in capital                                       518,702
  Retained earnings                                             3,479,451
                                                             -------------
                                                                3,999,153
  Less:Treasury stock - at cost                                   (35,309)
       Net unrealized loss on marketable
        investment securities                                           -
                                                             -------------
         Total Stockholders' Equity                             3,963,844
                                                             -------------
         Total Liabilities and Stockholders' Equity          $  7,451,068
                                                             =============

See accompanying notes to consolidated financial statements.



                                     1




                          First Financial Corporation
                       Consolidated Statements of Income
                   Three months ended March 31,1999 and 1998
                                  (Unaudited)




                                                  1999           1998
                                              ----------------------------
Revenues:
  Loan administration                         $  1,313,111    $ 1,593,595
  Interest income                                  351,301        394,694
  Other income                                     177,587        105,175
                                              -------------   ------------
    Total revenues                               1,841,999      2,093,464

Expenses:
  Salaries and related expenses                  1,036,810      1,088,133
  Interest expense                                 254,085        312,203
  Provision for losses under servicing
    agreements                                     (95,000)      (108,000)
  Other operating expenses                         670,974        695,732
                                              -------------   ------------
    Total expenses                               1,866,869      1,988,068
                                              -------------   ------------
    Income before income taxes,
      minority interest, and equity in
      earnings (loss) of affiliates                (24,870)       105,396

Federal income taxes                                     -              -

 Income before minority interest                   (24,870)       105,396

Minority interest in net loss (income)              34,599         (8,025)
                                              -------------   ------------
  Income before equity in earnings
    (loss) of affiliates                             9,729         97,371

Equity in earnings (loss) of affiliates             (2,048)        (3,426)

     Net income                                      7,681         93,945

Other comprehensive income:
  Unrealized holding gains (losses)                 52,393              -
                                              -------------   ------------
     Comprehensive income                     $     60,074    $    93,945
                                              =============   ============
Income per common share                       $       0.35    $      0.54
                                              =============   ============



See accompanying notes to consolidated financial statements.








                          First Financial Corporation
                      Consolidated Statement of Cash Flows


                                                                             (Unaudited)
                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                    1999                1998
                                                              -------------------------------------

Cash flows from operating activities:
  Net income (loss)                                           $       60,072      $       93,944
  Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
  Depreciation                                                        65,309              39,722
  Provision for losses under servicing agreements                    (95,000)            (84,897)
  Equity in (income) loss of affiliates                                2,048               3,426
  Realized losses on marketable investment securities                (11,018)                  -
  Net (increase) decrease in accounts receivable                     165,429            (634,162)
  Net (increase) decrease in other assets                             89,487            (111,732)
  Net increase (decrease) in other liabilities                      (325,862)            362,050
  Increase in minority interest                                      (34,599)              7,079
  (Increase) decrease in restricted cash used
    in operating activities - net                                    (38,886)           (177,069)
  Increase in mortgage loans - net                                                             -
  Mortgage loans funded                                          (82,744,426)        (92,580,474)
  Mortgage loans sold                                             95,953,167          84,308,620
  Increase in mortgage loans participations sold                 (13,008,099)          8,336,664
  Other                                                              (47,428)             22,028
                                                              ---------------     ---------------
      Net cash provided (used) for operating activities               30,193            (414,801)
                                                              ---------------     ---------------
Cash flows from investing activities:
  Proceeds from sale of marketable investment securities              47,128                   -
  Purchases of marketable investment securities                     (129,439)                  -
  Unrealized holding (gain) loss                                     (52,393)                  -
  Purchase of property and equipment                                (136,025)            (53,696)
  Principal collections on mortgage loans                            114,511             251,187
  Amortization of discount on mortgage loans purchased                (5,272)             (7,960)
  (Advances to) repayments from affiliates                                 -                   -
                                                              ---------------     ---------------
      Net cash provided (used) for investing activities             (161,490)            189,531
                                                              ---------------     ---------------

Cash flows from financing activities:
  Payment on notes payable                                                 -                   -

      Net cash used for financing activities                               -                   -

Net increase (decrease) in cash and cash equivalents                (131,297)           (225,270)
Cash and cash equivalents at beginning of year                     1,362,456           1,167,270
                                                              ---------------     ---------------
Cash and cash equivalents at end of period                    $    1,231,159      $      942,000
                                                              ===============     ===============
Supplemental Disclosure of Cash Flow Information
  Interest Paid                                               $      333,359      $      241,860
                                                              ===============     ===============

See accompanying notes to consolidated financial statements.

                                     3



                 FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1 - Basis of Presentation

The financial information included herein for First Financial Corporation, and all of its wholly owned and majority owned subsidiaries (the "Company") is unaudited; however, such unaudited information reflects all adjustments which are, in management's opinion, necessary for a fair presentation of the financial position, results of operations and statement of cash flows for the interim periods. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ significantly from those estimates. Minority interest represents ownership of other entities in the net assets and net earnings of Key Group, Ltd. ("Key Group").

The results of operations and changes in cash flow for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company has approximately $5,200,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $1,500,000 at March 31, 1999, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,533 and are included in restricted cash at March 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net income of $7,681 for the quarter ended March 31, 1999 compared to net income of $93,945 for the same period in 1998. Loan administration revenues were $1,313,111 for the first quarter for 1999 compared to $1,593,595 for the first quarter of 1998. The decrease in loan administration revenues is primarily due to decreased loan origination fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 1999, First Preference Mortgage Corp., a third tier subsidiary of Key Group, funded approximately $82.7 million in new residential mortgage loans compared to approximately $92.6 million during the same period in 1998.

Interest income for the quarter ended March 31, 1999 amounted to $351,301 compared to $394,694 for the same period in 1998. This decline is primarily due to the decline in new residential mortgage loans originated during the first quarter of 1999 as compared to 1998 as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $1,036,810 for the three months ended March 31, 1999, compared to $1,088,133 for the three months ended March 31, 1998. This decrease is primarily due to a reduction in the amount of commission expense as a result of decreased loan origination volumes during the first quarter of 1999 compared to the first quarter of 1998.

For the quarter ended March 31, 1999, interest expense amounted to $254,085 compared to $312,203 for the same period in 1998. The significant decrease in interest expense for the quarter ended March 31, 1999 is primarily due to decreased utilization of the Company's loan participation agreement. As previously discussed, the volume of new residential loan originations for the quarter ended March 31, 1999 decreased by approximately 11% over the comparable period in 1998.

During the quarter ended March 31, 1999, the provision for losses under servicing agreements was ($95,000) resulting in a balance in the reserve for losses under servicing agreements of $412,761 at March 31, 1999. For the quarter ended March 31, 1998, the Company had a negative provision for losses under servicing agreements of ($108,000) which resulted in a balance in the reserve for losses under servicing agreements of $823,639 at March 31, 1998. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net loss of Key Group amounted to $34,599 for the quarter ended March 31, 1999. For the quarter ended March 31, 1998, the minority interest in the net income of Key Group amounted to ($8,025). The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net income (loss) of Key Group was ($38,915) and $9,026 for the quarter ended March 31, 1999 and 1998, respectively.

The consolidated statements of income for the three months ended March 31, 1999 reflect equity in net loss of affiliates of ($2,048) compared to a net loss of ($3,426) for the three months ended March 31, 1998.

Other comprehensive income consists of unrealized holding gains
(losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 1999, unrealized holding gains amount to $52,393.

Financial Condition

At March 31, 1999, the Company's total assets were $7,451,068. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,761,647 at March 31, 1999. The Key Group assets at March 31, 1999 consisted primarily of cash and cash equivalents of $1,304,100, mortgage loans of $944,733, property and equipment of $1,118,749 and accounts receivable, prepaid expenses and other assets of $1,394,065. The minority interest in the net assets of Key Group at March 31, 1999 amounted to $1,911,083.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,830,569 at March 31, 1999. Included therein was cash and cash equivalents for Key Group of $1,304,100 and Apex Lloyds Insurance Company of $470,593. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1998, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling $30,000,000 which expires August 31, 1999.

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

No Form 8-K was filed during  the quarter ended March 31, 1999.

Exhibit 27 - Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         First Financial Corporation
            _____________________________________________________




Date   May 14, 1999                /s/ David W. Mann
                                   David W. Mann
                                   President
                                   Duly Authorized Officer and
                                   Principal Financial Officer


Date  May 14, 1999                 /s/ Annie Laurie Miller
                                   Annie Laurie Miller
                                   Executive Vice President and
                                   Principal Accounting Officer