Form 10QSB
period 1999-06-30
FIRST FINANCIAL CORP /TX/
filed 1999-08-16
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended  June 30, 1999        Commission file number  0-5559

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
Yes        __ X__            No   _____  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, No Par Value                       173,528
           (Class)                      (Outstanding at August 15, 1999)

                              FORM 10-QSB

                      FIRST FINANCIAL CORPORATION
                             JUNE 30, 1999



                                 INDEX


Part I Financial Information                                 Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of                 1
               June 30, 1999

               Consolidated Statements of Income                2
               for the Three-Months and Six-Months
               ended June 30, 1999 and 1998

               Consolidated Statements of Cash
               Flow for the Six-Months
               ended June 30, 1999 and 1998                     3

               Notes to Consolidated Financial
               Statements                                     4 - 5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial         5 - 9
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                                9

     Item 4.   Submission of Matters to a Vote
               Of Security Holders                            9 - 10

     Item 6.   Exhibits and Reports on Form
               8-K                                             10

                                  First Financial Corporation
                                  Consolidated Balance Sheet
                                       June 30, 1999
                                       (Unaudited)


                    Assets
                    ------
Cash and cash equivalents                                       $   1,178,723
Restricted cash                                                       627,266
Accounts receivable                                                 1,667,149
Marketable investment securities                                      326,054
Real estate held for investment,at cost                               444,000
Mortgage loans                                                      1,094,893
Investment in and advances to
  affiliated companies                                                405,332
Property and equipment                                              1,075,225
Other assets                                                        1,140,985
                                                                -------------
              Total Assets                                      $   7,959,627
                                                                =============
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                               -
Estimated reserve for losses under servicing
  agreements                                                          391,262
Other liabilities                                                   1,607,890
                                                                -------------
              Total Liabilities                                     1,999,152
                                                                -------------
Minority interest                                                   1,932,187
                                                                -------------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                     1,000
  Additonal paid-in capital                                           518,702
  Retained earnings                                                 3,543,895
                                                                -------------
                                                                    4,063,597
  Less:Treasury stock - at cost                                       (35,309)
       Net unrealized loss on marketable
        investment securities                                               -
                                                                -------------
              Total Stockholders' Equity                            4,028,288
                                                                -------------
              Total Liabilities and Stockholders' Equity        $   7,959,627
                                                                =============

See accompanying notes to consolidated financial statements.



                              First Financial Corporation
                          Consolidated Statements of Income
                 Three months and Six months ended June 30,1999 and 1998
                                    (Unaudited)


                                                              Three months ended                         Six months ended
                                                                   June 30,                                June 30,
                                                       --------------------------------        --------------------------------
                                                            1999                1998                1999                1998
                                                         ----------          ----------          ----------          ----------
Revenues:
  Loan administration                                 $   1,578,055       $   1,745,213       $   2,891,166       $   3,338,808
  Interest income                                           286,908             381,937             638,209             776,631
  Other income                                              359,648             170,734             537,235             275,909
                                                      --------------      --------------      --------------      --------------
     Total Revenues                                       2,224,611           2,297,884           4,066,610           4,391,348
                                                      --------------      --------------      --------------      --------------
Expenses:
  Salaries and related expenses                           1,144,753           1,157,038           2,181,563           2,245,171
  Interest expense                                          203,113             304,455             457,198             616,658
  Provision for losses under servicing
      agreements                                            (44,000)            (57,000)           (139,000)           (165,000)
  Other operating expenses                                  789,896             697,560           1,460,870           1,393,292
                                                      --------------      --------------      --------------      --------------
     Total Expenses                                       2,093,762           2,102,053           3,960,631           4,090,121
                                                      --------------      --------------      --------------      --------------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates                                  130,849             195,831             105,979             301,227

Federal income taxes                                              -                   -                   -                   -
                                                      --------------      --------------      --------------      --------------
     Income before minority interest                        130,849             195,831             105,979             301,227

Minority interest in net loss (income)                      (21,104)            (59,682)             13,495             (67,707)
                                                      --------------      --------------      --------------      --------------
     Income before equity in earnings (loss) of
      affiliates                                            109,745             136,149             119,474             233,520

Equity in earnings (loss) of affiliates                         135              28,998              (1,913)             25,572
                                                      --------------      --------------      --------------      --------------
     Net income                                             109,880             165,147             117,561             259,092

Other comprehensive income:
  Unrealized holding gains (losses)                         (45,437)                  -               6,956                   -
                                                      --------------      --------------      --------------      --------------
     Net income                                       $      64,443       $     165,147       $     124,517       $     259,092
                                                      ==============      ==============      ==============      ==============
Income Per Common Share                                       $0.37               $0.95               $0.72               $1.49
                                                      ==============      ==============      ==============      ==============



See accompanying notes to consolidated financial statements.


                                2



                       First Financial Corporation
               Consolidated Statidated Statement of Cash Flows


                                                                                  (Unaudited)
                                                                            Six Months Ended June 30,
                                                                         ----------------------------
                                                                            1999                1998
                                                                        -----------         -----------
Cash flows from operating activities:
   Net income (loss)                                                 $     124,516       $     259,092
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                            138,673              92,789
   Provision for losses under servicing agreements                        (139,000)           (165,000)
   Equity in (income) loss of affiliates                                     1,913             (25,572)
   Realized (gains) losses on marketable investment securities            (211,625)                  -
   Net (increase) decrease in accounts receivable                         (453,748)           (277,281)
   Net (increase) decrease in other assets                                 104,411            (141,983)
   Net increase (decrease) in other liabilities                            118,648             399,835
   Increase in minority interest                                           (13,495)             67,706
   (Increase) decrease in restricted cash used
     in operating activities - net                                         (66,742)           (253,115)
   Mortgage loans funded                                              (182,999,820)       (193,084,348)
   Mortgage loans sold                                                 192,976,226         183,931,192
   Increase in mortgage loans participations sold                       (9,889,855)          9,080,997
   Other                                                                     6,349              40,474
                                                                     --------------      --------------
        Net cash provided (used) for operating activities                 (303,549)            (75,214)
                                                                     --------------      --------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                  387,168                   -
   Purchases of marketable investment securities                          (186,489)                  -
   Unrealized holding (gains) losses                                       (10,540)                  -
   Purchase of property and equipment                                     (274,866)           (297,172)
   Principal collections on mortgage loans                                 210,746             503,730
   Amortization of discount on mortgage loans purchased                     (6,203)            (17,081)
   (Advances to) repayments from affiliates                                      -                   -
                                                                     --------------      --------------
        Net cash provided (used) for investing activities                  119,816             189,477
                                                                     --------------      --------------
Cash flows from financing activities:
   Payment on notes payable                                                      -                   -
                                                                     --------------      --------------
        Net cash used for financing activities                                   -                   -
                                                                     --------------      --------------
Net increase (decrease) in cash and cash equivalents                      (183,733)            114,263
Cash and cash equivalents at beginning of year                           1,362,456           1,167,270
                                                                     --------------      --------------
Cash and cash equivalents at end of period                           $   1,178,723       $   1,281,533
                                                                     =============       =============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                     $     309,331       $     585,393
                                                                     =============       =============

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

The results of operations and changes in cash flow for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $1,350,000 at June 30, 1999, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at June 30, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net income of $117,561 for the six months ended June 30, 1999 compared to net income of $259,092 for the same period in 1998. Loan administration revenues were $2,891,166 for the first six months of 1999 compared to $3,338,808 for the same period of 1998. The decrease in loan administration revenues is primarily due to decreased loan origination fees and loan servicing fees from the Company's residential mortgage loan operations. During the six months ended June 30, 1999, First Preference Mortgage Corp., a third tier subsidiary of Key Group, funded approximately $183.0 million in new residential mortgage loans compared to approximately $193.1 million during the same period in 1998.

Interest  income  for the six months ended June 30, 1999  amounted  to
$638,209 compared to $776,631 for the same period in 1998. This decline is primarily due to the decline in new residential mortgage loans originated during the first six months of 1999 as compared to 1998 as discussed above. First Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other  income  for  the  six months ended June 30,  1999  amounted  to
$537,235 compared to $275,909 for the same period in 1998. This increase is primarily due to realized gains on the sale of certain of the Company's marketable investment securities.

Salaries and related expenses decreased to $2,181,563 for the six months ended June 30, 1999, compared to $2,245,171 for the six months ended June 30, 1998. This decrease is primarily due to a reduction in the amount of commission expense as a result of the decreased loan origination volumes during the six months ended June 30, 1999 as compared to the same period in 1998.

For the six months ended June 30, 1999, interest expense amounted to $457,198 compared to $616,658 for the same period in 1998. The significant decrease in interest expense for the six months ended June 30, 1999 is primarily due to decreased utilization of the Company's loan participation agreement and a reduction in interest rate charged by the financial institution. As previously discussed, the volume of new residential loan originations for the six months ended June 30, 1999 decreased by approximately 5% over the comparable period in 1998.

During the six months ended June 30, 1999, the provision for losses under servicing agreements was ($139,000) resulting in a balance in the reserve for losses under servicing agreements of $391,262 at June 30, 1999. For the six months ended June 30, 1998, the Company had a negative provision for losses under servicing agreements of ($165,000) which resulted in a balance in the reserve for losses under servicing agreements of $767,186 at June 30, 1998. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net loss of Key Group amounted to $13,495 for the six months ended June 30, 1999. For the six months ended June 30, 1998, the minority interest in the net income of Key Group amounted to ($67,707). The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net income (loss) of Key Group was ($15,170) and $76,154 for the six months ended June 30, 1999 and 1998, respectively.

The consolidated statements of income for the six months ended June 30, 1999 reflect equity in net loss of affiliates of ($1,913) compared equity in net income of $25,572 for the six months ended June 30, 1998.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six ended June 30, 1999, unrealized holding gains amounted to $6,956.

Financial Condition

At  June  30,  1999,  the  Company's  total  assets  were  $7,959,627.
Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $5,015,807 at June 30, 1999. The Key Group assets at March 31, 1999 consisted primarily of cash and cash equivalents of $1,000,519, mortgage loans of $973,246, property and equipment of $1,190,351 and accounts receivable, prepaid expenses and other assets of $1,851,691. The minority interest in the net assets of Key Group at March 31, 1999 amounted to $1,932,187.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,805,989 at June 30, 1999. Included therein was cash and cash equivalents for Key Group of $1,000,519 and Apex Lloyds Insurance Company of $712,218. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

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

The Company and its subsidiaries and partnerships have extensive Year 2000 Compliance plans and have substantially completed the Year 2000 assessment, including PCs, applications, and environmental systems. The plan calls for the completion of the testing phase by May 31,
1999, and the contingency planning phase by August 1999. All new contracts are being reviewed for Year 2000 issues. Vendors, business relationships, and some customers have been sent Year 2000 questionnaires to help the Company better assess and minimize the potential risks posed by these relationships. The Company is also reviewing the financial soundness and Year 2000 efforts of Company's investments.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 18, 1999, pursuant to an information statement dated April 16, 1999, furnished by the Board of Directors to the Shareholders of Record.


At  the meeting, the following were elected to the Board of Directors:
John Carl Hauser, David W. Mann, Robert A. Mann, Walter J. Rusek, Mary Hyden Mann Hunter, Allen B. Mann and Barrett Smith.

In other matters, the shareholders approved the selection of Pattillo, Brown & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 1999 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.



Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during  the quarter ended June 30, 1999.

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      First Financial Corporation
__________________________________________________________________





Date     August  13, 1999           /s/  David W. Mann

                                    David W. Mann
                                    President
                                    Duly Authorized Officer and
                                    Principal Financial Officer


Date     August 13, 1999           /s/ Annie Laurie Miller
                                   Annie Laurie Miller
                                   Executive Vice President and
                                   Principal Accounting Officer








               (Remainder of page purposely left blank.)