Form 10QSB
period 1999-09-30
FIRST FINANCIAL CORP /TX/
filed 1999-11-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30,1999 Commission file number  0-5559
                     ------------------                        --------

                      FIRST FINANCIAL CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Texas                                      74-1502313
    ----------------                            ------------------
 (State  or other jurisdiction of        (I.R.S. Employer Identification
  incorporation or organization)          No.)


     800 Washington Avenue, Waco, Texas                76701
    ------------------------------------             ----------
    (Address of principal executive offices)         (Zip Code)


Registrant's  telephone number, including area  code   (254) 757-2424
                                                      -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X            No
     -----------           --------------- .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, No Par Value                   173,528
      ---------------------------                ----------
              (Class)                  (Outstanding at November 15, 1999)

                           FORM 10-QSB

                   FIRST FINANCIAL CORPORATION
                       SEPTEMBER 30, 1999



                              INDEX


Part I Financial Information                      Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of           1
               September 30,  1999

               Consolidated  Statements   of   Income     2
               for the Three-Months and Nine-Months
               ended September 30, 1999 and 1998

               Consolidated Statements of Cash
               Flow for the Nine-Months
               ended September 30, 1999 and 1998          3

               Notes to Consolidated Financial
               Statements                                 4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial     5-9
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                          9

     Item 6.   Exhibits and Reports on Form
                      8-K                                 9

                   First Financial Corporation
                   Consolidated Balance Sheet
                      September 30, 1999
                        (Unaudited)



        Assets
        ------
Cash and cash equivalents                                     $    1,208,280
Restricted cash                                                      654,026
Accounts receivable                                                1,313,494
Marketable investment securities                                     330,422
Real estate held for investment,at cost                              444,000
Mortgage loans                                                       798,236
Investment in and advances to
  affiliated companies                                               412,502
Property and equipment                                             1,018,394
Other assets                                                         972,012
                                                                    --------
            Total Assets                                      $    7,151,366
                                                                  ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Notes payable                                                            -
Estimated reserve for losses under servicing
  agreements                                                         391,782
Other liabilities                                                    904,225
                                                                     -------
            Total Liabilities                                      1,296,007
                                                                   ---------
Minority interest                                                  1,862,042
                                                                   ----------

Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                    1,000
  Additonal paid-in capital                                          518,702
  Retained earnings                                                3,508,924
                                                                   ---------
                                                                   4,028,626
  Less:Treasury stock - at cost                                      (35,309)
                                                                     -------
            Total Stockholders' Equity                             3,993,317
                                                                   ---------
            Total Liabilities and Stockholders' Equity        $    7,151,366
                                                                   =========
                                                                  ===========

See accompanying notes to consolidated financial statements.



                                      First Financial Corporation
                                   Consolidated Statements of Income
                          Three months and Nine months ended September 30, 1999 and 1998
                                            (Unaudited)


                                                      Three months ended                    Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    --------------------------------
                                                        1999              1998               1999                1998
                                                       ----------        ----------       ----------          ----------
Revenues:
  Loan administration                            $  1,060,810     $  1,767,727        $  3,951,976         $  5,106,535
  Interest income                                     231,805          381,332             870,014            1,157,963
  Other income                                        355,774          207,099             893,009              483,008
                                                    ----------      -----------         -----------          -----------
     Total Revenues                                 1,648,389        2,356,158           5,714,999            6,747,506
                                                    ----------      -----------         -----------          -----------

Expenses:
  Salaries and related expenses                     1,051,348        1,199,413           3,232,911            3,444,584
  Interest expense                                    150,445          272,602             607,643              889,260
  Provision for losses under servicing
    agreements                                        (42,000)         (28,000)           (181,000)            (193,000)
  Other operating expenses                            602,206          736,481           2,063,076            2,129,773
                                                    ----------      -----------         -----------          -----------
     Total Expenses                                 1,761,999        2,180,496           5,722,630            6,270,617
                                                    ----------      -----------         -----------          -----------
     Income before income taxes,
      minority interest, equity in earnings
      (loss) of affiliates                           (113,610)         175,662              (7,631)             476,889

Federal income taxes                                      790              -                   790                  -
                                                    ----------      -----------         -----------          -----------
     Income before minority interest                 (114,400)         175,662              (8,421)             476,889

Minority interest in net loss (income)                 70,145          (29,420)             83,640              (97,127)
                                                    ----------      -----------         -----------          -----------
     Income before equity in earnings (loss) of
      affiliates                                      (44,255)         146,242              75,219              379,762

Equity in earnings (loss) of affiliates                12,392            2,098              10,479               27,670
                                                    ----------      -----------         -----------          -----------
     Net income                                       (31,863)         148,340              85,698              407,432

Other comprehensive income:
  Unrealized holding gains (losses)                    (3,110)             -                 3,846                  -
                                                   ----------       -----------        -----------          -----------
     Net income                                  $    (34,973)    $    148,340        $     89,544         $    407,432
                                                  ===========       ===========        ===========          ===========
Income Per Common Share                                ($0.20)           $0.74               $0.52                $2.03
                                                  ===========       ===========        ===========          ===========



See accompanying notes to consolidated financial statements.



                        First Financial Corporation
                    Consolidated Statement of Cash Flows

                                                                                                (Unaudited)
                                                                                     Nine Months Ended September 30,
                                                                                    ----------------------------
                                                                                         1999                1998
                                                                                     -----------          -----------
Cash flows from operating activities:
   Net income (loss)                                                             $       89,544       $      407,432
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                                         214,213              134,142
   Provision for losses under servicing agreements                                     (181,000)            (128,156)
   Equity in (income) loss of affiliates                                                (10,479)             (27,670)
   Realized (gains) losses on marketable investment securities                         (211,625)                (787)
   Net (increase) decrease in accounts receivable                                      (100,093)            (259,763)
   Net (increase) decrease in other assets                                              273,384              (74,556)
   Net increase (decrease) in other liabilities                                        (585,017)             (52,402)
   Increase in minority interest                                                        (83,640)              97,127
   (Increase) decrease in restricted cash used
     in operating activities - net                                                      (93,502)            (252,957)
   Mortgage loans funded                                                           (260,047,382)        (284,645,578)
   Mortgage loans sold                                                              277,861,369          280,661,413
   Increase in mortgage loans participations sold                                   (17,517,807)           3,920,694
   Other                                                                                 57,891             (130,411)
                                                                                    ------------         -------------
        Net cash provided (used) for operating activities                              (334,144)            (351,472)
                                                                                    ------------         -------------

Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                               387,168                1,000
   Purchases of marketable investment securities                                       (195,503)             (18,777)
   Unrealized holding (gains) losses                                                     (8,549)                 -
   Purchase of property and equipment                                                  (294,718)            (335,754)
   Principal collections on mortgage loans                                              299,251              772,872
   Amortization of discount on mortgage loans purchased                                  (7,681)             (37,600)
   (Advances to) repayments from affiliates                                                 -                    -
                                                                                     ------------         -------------
        Net cash provided (used) for investing activities                               179,968              381,741
                                                                                     ------------         -------------
Cash flows from financing activities:
   Payment on notes payable                                                                 -                    -
                                                                                     ------------         -------------
        Net cash used for financing activities                                              -                    -
                                                                                     ------------         -------------

Net increase (decrease) in cash and cash equivalents                                   (154,176)              30,269
Cash and cash equivalents at beginning of year                                        1,362,456            1,167,270
                                                                                     ------------         -------------
Cash and cash equivalents at end of period                                       $    1,208,280       $    1,197,539
                                                                                     ===========          ===========
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                                 $      694,543       $      894,607
                                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.



          FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1 - Basis of Presentation
--------------------------

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share
------------------------

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes
-------------------

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

4 - Contingencies
----------------------

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $1,200,000 at September 30, 1999, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.

Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at September 30, 1999.

Item  2.  Management's  Discussion and  Analysis  of  Results  of
-----------------------------------------------------------------
Operations and Financial Condition
------------------------------------

Results of Operations
-----------------------

The Company had a net income of $89,544 for the nine months ended September 30, 1999 compared to net income of $407,432 for the same period in 1998. Loan administration revenues were $3,951,976 for the first nine months of 1999 compared to
$5,106,535 for the same period of 1998. The decrease in loan administration revenues is primarily due to decreased loan origination fees and loan servicing fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 1999, First Preference Mortgage Corp., a third tier subsidiary of Key Group, funded approximately $260.0 million in new residential mortgage loans compared to approximately $284.6 million during the same period in 1998.

Interest income for the nine months ended September 30, 1999 amounted to $870,014 compared to $1,157,963 for the same period in 1998. This decline is primarily due to the decline in new residential mortgage loans originated during the first nine months of 1999 as compared to 1998 as discussed above. First
Preference Mortgage Corp. earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the nine months ended September 30, 1999 amounted to $893,009 compared to $483,008 for the same period in 1998. This increase is primarily due to realized gains on the sale of certain of the Company's marketable investment securities and the sale of the residential mortgage loan portfolio serviced by First Preference Mortgage Corp.

Salaries and related expenses decreased to $3,232,911 for the nine months ended September 30, 1999, compared to $3,444,584 for the nine months ended September 30, 1998. This decrease is primarily due to a reduction in the amount of commission expense as a result of the decreased loan origination volumes during the nine months ended September 30, 1999 as compared to the same period in 1998.

For the nine months ended September 30, 1999, interest expense amounted to $607,643 compared to $889,260 for the same period in 1998. The significant decrease in interest expense for the nine months ended September 30, 1999 is primarily due to decreased utilization of the Company's loan participation agreement and a reduction in interest rate charged by the financial institution. As previously discussed, the volume of new residential loan originations for the nine months ended September 30, 1999 decreased by approximately 9% over the comparable period in 1998.

During the nine months ended September 30, 1999, the provision for losses under servicing agreements was ($181,000) resulting in a balance in the reserve for losses under servicing agreements of $391,782 at September 30, 1999. For the nine months ended September 30, 1998, the Company had a negative provision for losses under servicing agreements of ($193,000) which resulted in a balance in the reserve for losses under servicing agreements of $634,894 at September 30, 1998. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net loss of Key Group amounted to $83,640 for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the minority interest in the net income of Key Group amounted to ($97,127). The minority interest represents the ownership of other entities in the Key
Group net income or net loss. The Company's share of the net income (loss) of Key Group was ($94,075) and $109,246 for the nine months ended September 30, 1999 and 1998, respectively.

The  consolidated statements of income for the nine months  ended
September 30, 1999 reflect equity in net income of affiliates of $10,479 compared to $27,670 for the same period in 1998.

Other  comprehensive income consists of unrealized holding  gains
(losses) on marketable investment securities net of income taxes.
For the nine ended September 30, 1999, unrealized holding gains amounted to $3,846.

Financial Condition
--------------------

At September 30, 1999, the Company's total assets were $7,151,366. Included in the Company's total assets are the assets of Key Group, LTD. which amounted to $4,509,024 at September 30, 1999. The Key Group assets at September 30, 1999 consisted primarily of cash and cash equivalents of $1,153,910, mortgage loans of $686,599, property and equipment of $1,154,399 and accounts receivable, prepaid expenses and other assets of $1,514,116. The minority interest in the net assets of Key Group at September 30, 1999 amounted to $1,862,042.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,862,306 at September 30, 1999. Included therein was cash and cash equivalents for Key Group of $1,153,910 and Apex Lloyds Insurance Company of $668,141. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1998, First Preference Mortgage Corp. has a master loan participation with a financial institution totaling
$30,000,000 which expires August 28, 2000.

Year 2000
-----------

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

               PART II - OTHER INFORMATION

Item 1. Legal Proceedings
--------------------------

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will no have a material effect on this financial position of the Company.


Item 6. Exhibits and Reports on Form 8-K
------------------------------------------

No Form 8-K was filed during the quarter ended September 30, 1999.

                           SIGNATURES
                         --------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   First Financial Corporation
_________________________________________________________________




Date   November  11, 1999                 /s/   David W. Mann
       ------------------                --------------------
                                          David W. Mann
                                          President
                                          Duly Authorized Officer and
                                          Principal Financial Officer


Date   November  11, 1999                 /s/  Annie Laurie Miller
       ------------------                 ------------------------
                                          Annie Laurie Miller
                                          Executive Vice President and
                                          Principal Accounting Officer








            (Remainder of page purposely left blank.)