Form 10KSB
period 1999-12-31
FIRST FINANCIAL CORP /TX/
filed 2000-04-18
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1999

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

Common Stock, No Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year $7,108,114.

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 2000.

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

Transitional Small Business Disclosure Format (check one)

Yes               No   X

Total number of pages, including cover pages - 45

PART I

Item 1.   Description of Business

First Financial Corporation (the "Company") was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas. During the last three years, the primary business of the Company, either directly or through its wholly-owned and majority-owned subsidiaries, has been servicing a portfolio of manufactured home loans, originating and servicing residential mortgage loans, engaging in a limited amount of insurance activities, and providing consulting and data processing services to related companies. The Company has a significant investment as a limited partner in another financial services business. (See discussion below of Key Group, Ltd.) The Company has over a period of time moved most of its operations into its subsidiaries.

As of February 29, 2000, the Company services a portfolio of manufactured home loans aggregating approximately $1.0 million sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties.

In 1987 and 1988, the Company lost its authority to be involved in loan programs guaranteed by the Government National Mortgage Association ("GNMA"), the Veterans Administration ("VA") and the Federal Housing Administration ("FHA") due to its failure to make required pass through payments. The Company does not actively seek to originate new manufactured home loans, other than loans for the purchase of repossessed manufactured homes previously financed by the Company.

A wholly owned subsidiary of the Company, First Financial Insurance Agency, Inc., sells hazard insurance policies relating to manufactured home loans serviced by the Company. This activity generates commission income. Substantially all of the income relates to insurance written on manufactured homes financed by the Company.

Apex Lloyds Insurance Company ("Apex Lloyds"), a wholly owned subsidiary of the Company, is involved in underwriting hazard and credit risks relating to manufactured home loans serviced by the Company. Also, hazard insurance on residential homes not financed by the Company or any related company is written by Apex Lloyds through fronting and reinsurance agreements with unrelated third parties. The insurance business is a highly regulated business.

On January 7, 1998, First Apex Re, Inc. ("FAR") was incorporated for the purpose of providing reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and/or affiliated entities. The Company directly owns 52% of the outstanding stock of FAR. The remaining 48% is owned by Apex Lloyds, a wholly-owned subsidiary of the Company.

(continued)

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

Key Group conducts business through its wholly owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has three wholly-owned subsidiaries: Security Washington Avenue Corp., First Preference Financial Corp. and First Financial Information Services, Inc. First Preference Mortgage Corp. ("FPMC"), a wholly owned subsidiary of Security Washington Avenue Corp., originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates retail branch offices in Waco, Colleyville, Austin, Houston, and Tyler, Texas. Each retail branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective markets. FPMC also originates loans received from approximately 500 FPMC approved independent mortgage loan brokers located in Texas. Substantially all of the loans originated by FPMC are sold to governmental or private investors. During 1997, 1998, and 1999, FPMC originated approximately $261 million, $397 million and $321 million, respectively, in new residential mortgage loans. FPMC retains the right to service certain loans it sells to investors for which FPMC is paid a service fee.

FPMC funds the loans it originates prior to the sale of such loans to investors. The source of money to fund these loans is an arrangement with a financial institution pursuant to which such financial institution purchases a participation in the loan. The loan participation is repurchased from the financial institution when the loan is sold to the investor. In November 1999, FPMC sold its residential mortgage loan servicing portfolio. At the time of the sale, the servicing portfolio aggregated approximately $12.5 million for institutional investors.

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions. Compared to its competitors, FPMC is a small company. The loan products offered by FPMC are similar to loan products offered by its competitors. Effective on January 1, 1998, home equity lending was authorized in Texas. FPMC has not yet entered the market of home equity lending, but is continuing to evaluate the possibility of competing in this market. As a small company, FPMC attempts to provide superior service to attract customers. FPMC has a service mark registered with the State of Texas and the United States Patent and Trademark office covering its name and company logo.

(continued)

Item 1.   Description of Business (Continued)

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

The Company and its consolidated subsidiaries employed 122 employees as of December 31, 1999, of which 97 are full-time employees. Ninety (90) of these employees work for FPMC, of which 72 are full-time employees.

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

FPMC leases approximately 2,111 square feet of office space located at 6409 Colleyville Blvd., Colleyville, Texas for a lease term of 13 months, which began in March 1994 and expires in April 2000. This office is being relocated to 464 Mid Cities Blvd., Hurst, Texas, under a lease agreement executed in February 2000 for 1,620 square feet of office. The lease term is for two years with an option for an additional 1 year.

FPMC leases approximately 1,154 square feet of office space located at 3620 Old Bullard Road, Tyler, Texas, for a lease term of 36 months commencing November 1, 1998 and expiring in October 2001.

In November 1997, FPMC leased approximately 991 square feet of office space located at 11550 Fuqua, Suite 410, Houston, Texas, for a lease term of 24 months. This lease continued on a month-to-month basis until March 1, 2000. Effective March 1, 2000, this lease was extended for a lease term of 12 months.

On April 30, 1993, Apex Lloyds, a subsidiary of the Company, purchased an office building containing approximately 14,475 square feet of office space at 825 Washington Avenue, Waco, Texas. The building is presently being used to store records and was purchased with the intent that it will be used as the home office of Apex Lloyds in the future.

(continued)

Item 2.   Description of Properties (Continued)

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

PART II

Item 5.   Market for the Registrants' Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's no par value common stock. On March 31, 2000, the Company had approximately 470 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal years. Other than restrictions applicable to Texas corporations in general, there are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.

The Company has not sold any securities within the past three years.

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company had a net loss of $(159,050) for 1999, compared to net income of $400,158 for 1998. In general, the Company's net loss is due to the Company's significant reduction in the amount of residential mortgage loans funded by FPMC in 1999, and a reduction in the realized gain on the sale of the residential mortgage loans by FPMC. The Company's results of operations include the Company's share of the net loss of Key Group, which amounted to $594,998 in 1999 compared to net income of $248,306 in 1998, as discussed below.

For the year ended December 31, 1999, the Company had a negative provision for losses under servicing agreements of $219,000 resulting in a balance in the reserve for losses under servicing agreements at December 31, 1999, of $271,604. In 1998, the negative provision for losses under servicing agreements was $227,000, resulting in a balance in the reserve account at year-end of $442,555. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

For the year ended December 31, 1999, Key Group had a net loss of $594,998 compared to net income of $248,306 in 1998. The minority interest in the net loss of Key Group amounted to $ 280,031 in 1999 compared to a minority interest in the net income of Key Group of ($116,863) in 1998. The minority interest represents the ownership of other entities in the Key Group net income or loss. The Company's share of the 1999 net loss of Key Group was $ 314,968 compared to 1998 net income of $131,443.

(continued)

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company's manufactured home servicing portfolio at the end of 1999 was approximately $929,000, consisting of $541,000 for institutional investors and $388,000 held by a third tier subsidiary of Key Group, Ltd. in which the Company is a limited partner, compared to a total manufactured home servicing portfolio of $1,771,000 at the end of 1998. This reduction of approximately $842,000 is attributable to loan foreclosures, loan payoffs and normal loan run off. In November 1999, FPMC sold its residential mortgage loan servicing portfolio that amounted to approximately $12.5 million at the date of sale. At the end of 1998, FPMC serviced approximately $15.6 million in residential mortgage loans for governmental and private investors.

Loan administration and production revenue for 1999 was $3,552,503 compared to $4,550,876 in 1998. The decrease in loan administration and production revenue during 1999, as compared to 1998, is primarily due to decreased loan originations from FPMC's mortgage loan operations. During 1999, FPMC originated approximately $321.1 million in new residential mortgage loans compared to approximately $397.2 million in 1998. The calendar year 1999 was a difficult year for the residential mortgage lending industry in general. FPMC experienced a significant reduction in its loan originations during 1999, that resulted in a reduction of approximately $915,000 in loan administration and production revenue in 1999, compared to 1998. The major reasons for this decline was the significant increase in mortgage interest rates during 1999, as well as turnover in key sales staff at FPMC. In response to these factors, during the last quarter of 1999, FPMC reduced its staff by approximately fifteen (15) people and executive management of FPMC took a pay reduction of approximately 37%. Management of FPMC also initiated new procedures and techniques that emphasized individual sales person accountability. Management also increased efforts to recruit experienced sales personnel. For the first quarter of 2000, FPMC has increased the volume of its loan originations when compared to the fourth quarter of 1999.

Interest income for 1999 amounted to $1,187,655 compared to $1,606,448 in 1998. During 1999, the interest income earned by the Company on investments declined by approximately $419,000 or 26%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $359,000 from December 31, 1998 to December 31, 1999. During the year ended December 31, 1999, the interest income earned on mortgages held-for-sale decreased by approximately $329,000 primarily due to the significant decrease in the volume of new residential mortgage loans originated during 1999 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 1999, amounted to $727,993 compared to $1,253,047 for the same period in 1998. The decrease in interest expense for the year is due to the decreased utilization of the Company's loan participation agreement as a result of the decreased origination of new residential mortgage loans as discussed above. The difference between interest income and interest expense in 1999 was approximately $460,000 compared to approximately $353,000 in 1998. The increase in the spread between interest income and interest expense was primarily due to residential mortgage interest rates increasing at a faster rate than the interest rate paid on the borrowed funds. (See Liquidity and Capital Resources.)

(continued)

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In its first full year of operations, First Apex Re ("FAR") had net income of approximately $147,000. Revenue of FAR are for mortgage insurance premiums generated as a result of loans made by FPMC. The premiums generated on these policies renew annually until the loan is paid off or the loan to value is less than 80%. Revenue of FAR are dependent on the loans funded by FPMC.

During the years ended December 31, 1999 and 1998, the Company did not originate any manufactured home loans. The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 1999, the Company realized gain on sales of loans of $1,683,192 compared to $2,416,971 in 1998. During 1999, the volume of new residential mortgage loans sold by FPMC to governmental and private investors decreased to approximately $338.6 million compared to $380.2 million in 1998, and the net margin realized on the sale of these mortgage loans decreased by approximately 30%. The Company also realized gains of approximately $210,000 on the sale of certain of its marketable investment securities. In addition, as discussed above FPMC sold its residential mortgage loan servicing portfolio and realized a gain of approximately $93,000.

Salaries and related expenses for 1999 were $4,214,484 compared to $4,679,492 in 1998. This significant decrease is primarily due to a significant reduction in the amount of commission expense as a result of the decline in residential mortgage loan originations in 1999 by FPMC as discussed above.

Operating expenses for 1999 were $2,884,773 compared to $2,854,538 in 1998.

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

At December 31, 1999, the Company's total consolidated assets were $6,660,564 compared to $7,781,250 at December 31, 1998. Included in the Company's total assets are the assets of Key Group which amounted to $3,942,514 and $4,937,441 at December 31, 1999 and 1998, respectively. The Key Group assets at December 31, 1999, consisted primarily of cash and cash equivalents of $913,858, accounts receivable of $473,147, mortgage loans of $532,174, property and equipment of $1,111,202 and prepaid expenses and other assets of $912,133. The minority interest in the net assets of Key Group at December 31, 1999 amounted to $1,665,651 compared to $1,945,682 at December 31, 1998.

(continued)

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company's primary uses of cash are to meet operational expenses, meet debt service obligations to its lenders, and make payments due to the holders of loans serviced by the Company. In addition, FPMC provides interim funding for originated residential mortgage loans. The Company, under the terms of most of the Company's manufactured home loan servicing agreements, is required to make payments to the holders of the serviced loans even if the borrower does not make the payments due.

On a consolidated basis, cash and cash equivalents (including restricted cash) were $1,683,370 at December 31, 1999. Included therein were cash and cash equivalents for Key Group of $913,858 and Apex Lloyds of $442,130. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

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

FPMC has a master loan participation agreement with a financial institution in the amount of $30,000,000 which expires on August 31, 2000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At December 31, 1999, approximately $9,474,000 in participations were outstanding under this agreement.

This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity and adjusted-tangible-net worth above $3 million. Also, FPMC's total adjusted debt to adjusted tangible net worth may never exceed 10 to 1. Subsequent to December 31, 1999, FPMC was in violation of certain covenants related to this agreement. The financial institution has waived the violation of these covenants until May 31, 2000. Management expects to either obtain extended waivers under its current agreement, obtain a revision to the agreement which could result in eliminating the violation, or possibly seek an alternate funding source for its financing of operations and therefore, management does not believe that this matter will have a material effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

The Company had no material commitments for capital expenditures at December 31, 1999. As reflected in the attached financial statements, the stockholders' equity of the Company was $3,739,469 at December 31, 1999, and the stockholders' equity was $3,903,771 at December 31, 1998.

(continued)

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000

The Company, its subsidiaries, and to its knowledge the Company's third party suppliers did not experience any significant problems associated with information systems and other technology during the transition to the Year 2000 and 2000 Leap Year. Throughout the year 2000, the Company continues to assess and monitor potential effects of possible Year 2000 related problems; however, as a result of the work performed previously, the Company does not currently foresee any problems in this area. There can be no assurance that such problems, if they occur, will not have a materially adverse effect on the Company, its financial conditions, or results of operation. The Company had budgeted $85,000 for the Year 2000 Project. During 1999, the Company spent approximately $35,000 directly for Year 2000 Project. No systems were replaced specifically for Year 2000 related issues. The system upgrades and replacements were part of the regularly scheduled system updates and maintenance.

Item 7.   Financial Statements

See following pages.

PATTILLO, BROWN & HILL, L.L.P.
Certified Public Accountants - Business Consultants

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
First Financial Corporation

We have audited the accompanying consolidated balance sheet of First Financial Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

April 6, 2000

American Plaza - 200 West Hwy. 6 - Suite 300 - P. O. Box 20725 - Waco, TX 76702-0725 - (254) 772-4901 - FAX: (254) 772-4920 - Affiliate Offices: Brownsville, TX (956) 544-7778 - Hillsboro, TX (254) 582-2583 - Albuquerque, NM (505) 266-590 4

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999

ASSETS

Cash and cash equivalents	$ 1,122,846
Restricted cash	560,524
Accounts receivable	909,932
Receivables from related parties	125,759
Marketable investment securities	313,652
Real estate held-for-investment, at cost	444,000
Mortgage loans held-for-investment	440,639
Mortgage loans held-for-sale	192,791
Investments in and advances to affiliated companies	462,580
Property and equipment	943,976
Deferred tax benefit	295,948
Cash surrender value of officers' life insurance	333,420
Other assets	514,497

Total Assets	$ 6,660,564
=========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for losses under servicing agreements	$ 271,604
Estimated reserve for losses under insurance policies	109,836
Accounts payable	219,185
Accrued expenses and other liabilities	568,160
Payables to related parties	41,949
Interest payable	44,710
Total Liabilities	1,255,444

Minority interest	1,665,651

Stockholders' Equity
Common stock - no par value; authorized 500,000
Shares; issued 183,750 shares, of which 10,222
Shares are held in treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	3,419,378
Comprehensive income (loss)	(164,302)
3,774,778
Less: Treasury stock - at cost	35,309
Total Stockholders' Equity	3,739,469

Total Liabilities and Stockholders' Equity	$ 6,660,564
========

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	1999	1998

REVENUE
Loan administration and production	$ 3,552,503	$ 4,550,876
Interest income	1,187,655	1,606,448
Insurance premiums and commissions	253,568	207,368
Consulting fees	290,390	298,631
Realized gain (losses) on sale of assets	1,683,192	2,416,971
Other	140,806	9,658
Total Revenue	7,108,114	9,089,952

COST AND EXPENSES
Salaries and related expenses	4,214,484	4,679,492
Interest expense	727,993	1,253,047
Provision for losses under servicing agreements and other	(219,000)	(227,000)
Operating expenses:
Professional fees	269,736	120,609
Depreciation and amortization	290,230	222,140
General and administrative expense	2,324,807	2,511,789
Total Cost and Expenses	7,608,250	8,560,077

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN EARNINGS
OF AFFILIATES, AND EXTRAORDINARY ITEMS	(500,136)	529,875

INCOME TAXES
Current	790	5,715
Total Income Taxes	790	5,715

INCOME BEFORE MINORITY INTEREST	(500,926)	524,160

MINORITY INTEREST (EARNINGS) LOSS	280,031	(116,863)

INCOME BEFORE EQUITY IN EARNINGS OF
AFFILIATES AND EXTRAORDINARY ITEMS	(220,895)	407,297

EQUITY IN EARNINGS (LOSS) OF AFFILIATES	61,845	(7,139)

NET INCOME	(159,050)	400,158

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses)	(5,252)	10,779

COMPREHENSIVE INCOME (LOSS)	$(164,302)	$ 410,937
	=========	=========
INCOME (LOSS) PER COMMON SHARE	$(0.95)	$ 2.31
	=========	=========

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1999 AND 1998

Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, December 31, 1997	$ 1,000	$ 518,702	$ 3,008,441	$(35,309)	$ 3,492,834

Comprehensive income	-	-	410,937	-	410,937

Balance, December 31, 1998	1,000	518,702	3,419,378	(35,309)	3,903,771

Comprehensive income	-	-	(164,302)	-	(164,302)

Balance, December 31, 1999	$ 1,000	$ 518,702	$ 3,255,076	$(35,309)	$ 3,739,469
	=======	=======	=======	=======	========

The accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income (loss)	$(164,302)	$ 410,937
Adjustments to reconcile comprehensive income (loss) to
net cash provided for operating activities:
Realized (gain) losses on sale of assets	(6,920)	(6,910)
Depreciation and amortization	244,505	178,036
Realized (gain) loss on sale of mortgage loans	(1,589,830)	(2,416,971)
Equity in net (earnings) loss of affiliates	(56,636)	8,273
Provision for losses under servicing agreements and other	(201,062)	(436,380)
Increase in restricted cash used in operating activities - net	-	(250,000)
(Increase) decrease in accounts receivable	177,710	118,377
Increase (decrease) in accounts payable	(275,888)	(316,539)
Increase (decrease) in minority interest	(280,031)	116,863
Mortgage loans funded	(321,077,501)	(397,239,243)
Mortgage loans sold	341,593,032	384,855,579
Change in mortgage loan participation sold	(18,611,198)	14,504,564
Other	(64,670)	70,737

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(312,791)	(402,677)

CASH FLOWS FROM INVESTING ACTIVITIES
(Gain) loss on sale of marketable investment securities	(210,138)	(787)
Proceeds from sale of marketable investment securities	386,529	51,000
Purchases of marketable investment securities	(196,022)	(31,542)
Unrealized holding (gain) loss	5,252	(10,779)
Principal received on mortgage loans	396,267	964,899
Purchases of property and equipment	(326,700)	(397,038)
Proceeds from sales of property and equipment	6,920	6,910
Disposition of equipment	11,073	15,200

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	73,181	597,863

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(239,610)	195,186

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,362,456	1,167,270

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,122,846	$ 1,362,456
	=========	=========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 814,502	$ 1,160,036
	=========	=========
Federal income taxes paid	$ 790	$ 5,715
	=========	=========

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

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

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 1999 and 1998, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

(continued)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Related Activities (Continued)

Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During 1999, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

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

Cash Equivalents

For the purposes of the 1999 and 1998 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Marketable Investment Securities

Marketable investment securities classified as available for sale are adjusted to market value at year-end. The unrealized gain is recorded net of income taxes as a component of comprehensive income. Realized gains or losses on sale of securities are calculated based on the specific identification method.

Investment in Affiliated Companies

Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 1999, are accounted for by the equity method.

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

(continued)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Servicing Rights

For mortgage loans sold, the Company retains the right to service certain loans. Those rights are capitalized and amortized over the life of the loan on a straight-line basis. As of December 31, 1999, the Company does not maintain a balance for loan servicing rights.

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

None of the proposals were accepted by GNMA. In September 1987, the Company advised GNMA that it would not be able to meet the scheduled payments to security holders on September 15, 1987, and made application requesting funds to meet the payments. The advance of funds by GNMA constitutes default under the guaranty agreements between the Company and GNMA. As a result of the default, the Company's rights, title and interests in mortgages pooled under its GNMA-MBS Program were extinguished .

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

3.     LOAN ADMINISTRATION

The Company was servicing loans owned by institutional investors aggregating approximately $440,000 at December 31, 1999. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately $388,000 at December 31, 1999. Related trust funds of approximately $48,000 at December 31, 1999, on deposit in special bank accounts are not included in the consolidated financial statements.

In November 1999, the Company's majority owned subsidiary, Key Group Ltd., sold its residential mortgage loan-servicing portfolio for approximately $174,099, and incurred a gain of approximately $93,400. At the time of the sale, the servicing portfolio aggregated approximately $12.5 million for institutional investors. As of December 31, 1999, the Key Group, Ltd. did not service loans for institutional investors. Key Group, Ltd. serviced loans with a balance of approximately $36,700 for a related party. As of December 31, 1999, the Company did not have servicing rights capitalized; approximately $147,000 was capitalized, net of accumulated amortization of approximately $81,000 in 1998. Key Group, Ltd., amortized approximately $20,000 and $29,000 in 1999 and 1998, respectively.

Key Group, Ltd., also holds trust funds of approximately $57,604 at December 31, 1999. These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements. These trust funds include monies that are related to the administration of loans.

4.     MARKETABLE INVESTMENT SECURITIES

Marketable investment securities at December 31, 1999, consist of:

		Unrealized	Unrealized	Market
December 31, 1999	Cost	Gain	Loss	Value

Marketable equity securities - available-for-sale	$ 174,284	$ 29,368	$ -	$ 203,652
Corporate bonds - held-to-maturity	123,000	-	13,000	110,000

	$ 297,284	$ 29,368	$ 13,000	$ 313,652
	=======	=======	=======	=======

The net unrealized gain for 1999 relating to securities available-for-sale is $19,514.

The corporate bonds mature as follows:

2000	$ -
2001	125,000

5. INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

Investment in and advances to affiliated companies consists of a 24% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 1999 and 1998. Summary financial information of Vidor, Ltd. and Whispering Pines, L.L.C. for the year ended December 31, 1999 and 1998, is as follows:

	1999	1998

Vidor, Ltd.
Assets	$ 1,940,397	$ 1,833,289
Liabilities	37,194	74,601

Equity	$ 1,903,203	$ 1,758,688
	=========	=========

Revenue	$ 291,629	$ 86,817
Expenses	153,922	120,698

Net Income	$ 137,707	$ (33,881)
	=========	=========

	1999	1998

Whispering Pines
Assets	$ 166,485	$ 191,470
Liabilities	-	-

Equity	$ 166,485	$ 191,470
	=========	=========

Revenue	$ 1,815	$ 3,166
Expenses	1,800	2,473
Net Income	$ 15	$ 693
	=========	=========

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1999:
		Estimated Useful Lives

Land	$ 181,500
Buildings and improvements	417,629	10 to 40 years
Equipment, furniture and fixtures	1,595,733	3 to 10 years
	2,194,862
Less accumulated depreciation	(1,250,886)

	$ 943,976
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

	December 31
	1999	1998

Balance, beginning	$ 442,555	$ 908,245
Current provisions	(219,000)	(227,000)
Recoveries (losses) - net	48,049	(238,690)

Balance, ending	$ 271,604	$ 442,555
	=========	=========

The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.

8.     LEASES

The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

2000	$ 29,512
2001	4,900

(continued)

8.     LEASES (Continued)

The rental expense for equipment leases was $32,879 and $86,933 for December 31, 1999 and 1998, respectively.

The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:

2000	$ 61,162
2001	46,589
2002	36,910
2003	6,203

The rental expense for office space was $81,408 and $143,727 for 1999 and 1998, respectively.

9.     RELATED PARTY TRANSACTIONS

As described below, the Company is involved in a number of other transactions with companies owned or managed by related parties.

On September 30, 1991, the Company executed a Limited Partnership Agreement (the "Agreement") to form a limited partnership with the name "Key Group, Ltd." A certificate of Limited Partnership for Key Group, Ltd. ("Key Group") was filed with the Secretary of State of Texas on October 2, 1991. The limited partners in Key Group are the Company and Bluebonnet Investments, Ltd. ("Bluebonnet"). The general partners are Robert A. Mann and First Key Holdings, Inc.

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

(continued)

9.     RELATED PARTY TRANSACTIONS (Continued)

Key Group conducts business through its wholly owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"). First Preference Holdings owns three wholly owned subsidiaries: First Preference Financial Corp., First Financial Information Services, Inc., and Security Washington Avenue Corp. First Preference Mortgage Corp. originates and services residential mortgage loans and is an approved Seller/Servicer for Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), Veterans Administration ("VA") and Federal Housing Administration ("FHA"). During 1997, First Preference Holdings, Inc. transferred 100% of First Preference Mortgage Corp's stock to Security Washington Avenue Corp. in exchange for 100% of the outstanding stock of Security Washington Avenue Corp.

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

Bluebonnet is directly and indirectly controlled by members of the Mann family. Robert A. Mann is a general and limited partner of Bluebonnet in his individual capacity. He is also the Chairman of the Board and a director of Bluebonnet Enterprises, Inc., the corporate general partner of Bluebonnet. Robert A. Mann and Robert A. Mann's other two children (David W. Mann's siblings) have direct or indirect interests in limited partnerships which are the limited partners of Bluebonnet. Robert A. Mann is trustee and David W. Mann is a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships which are limited partners of Bluebonnet .

During 1997, the Company sold real estate to a related party in exchange for a note receivable in the amount of $32,500. The note is still outstanding at year-end.

10.     INCOME TAXES

The provision for income taxes consists of the following components at December 31, 1999 and 1998:

	1999	1998

Income tax expense (benefit) computed
at corporate Federal rate	$ (53,811)	$ 137,997
Earnings (loss) of affiliates	(74,183)	(12,673)
Nondeductible reduction in reserve
for losses	(73,670)	(71,465)
Nondeductible income and expenses	(3,828)	(4,847)
Change in deferred tax asset	206,282	(43,297)
	$ 790	$ 5,715
	=======	=======

(continued)

10.     INCOME TAXES (Continued)

The deferred tax benefit in the accompanying balance sheet at December 31, 1999, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$ 2,189,002

Deferred tax benefit attributable to reserve
for losses under servicing agreements	92,345

Deferred tax benefit applicable to unrealized
(gain) loss on marketable equity securities	(19,514)

Deferred tax asset valuation allowance	(1,965,885)

Net deferred tax asset	$ 295,948
=========

The valuation allowance increased by approximately $27,000 due primarily to change in the amount deferred relating to reserve for losses under servicing, and difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 1998.

A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

At December 31, 1999, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $5,900,000 substantially all of which expire in 2002, 2003, 2006 and 2019, and consolidated unused contribution carryforwards of approximately $16,000 expiring from 1999-2004.

11.     COMMITMENTS AND CONTINGENCIES

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $1,100,000 and $1,900,000 at December 31, 1999 and 1998, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at December 31, 1999.

(continued)

11.     COMMITMENTS AND CONTINGENCIES (Continued)

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

Information concerning the Company's operations in different segments follows:

			Corporate
	Mortgage	Insurance	and
	Banking	Sales	Other	Consolidated

For the Year Ended December 31, 1999

Revenue	$ 6,429,004	$ 448,480	$ 290,047	$ 7,167,531
Operating profit	(769,326)	238,439	(101,147)	(632,034)
Identifiable assets	4,889,299	1,640,031	142,879	6,672,209
Depreciation	251,005	31,926	7,299	290,230
Capital expenditures	205,564	6,092	3,849	215,505

For the Year Ended December 31, 1998

Revenue	$ 8,532,483	$ 258,733	$ 298,736	$ 9,089,952
Operating profit	651,416	126,368	(24,926)	752,858
Identifiable assets	6,198,647	1,449,353	142,025	7,790,025
Depreciation	193,069	24,487	4,584	222,140
Capital expenditures	312,207	66,230	18,601	397,038

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

(continued)

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are net of any participations sold to investors. The fair value of mortgage loans held-for-sale is based upon the estimated price the investor is willing to pay. The value of these loans are:
	Carrying Market	Market Value
Mortgage Loans Held-for-Sale	$ 192,791	$ 194,493
	=========	=========

Mortgage Loans Held-for-Investment

Mortgage loans held-for-investment are net of any participations sold and any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

	Carrying Market	Market Value
Mortgage Loans Held-for-Investment	$ 440,639	$ 458,625
	=========	=========

14.     OFF-BALANCE SHEET RISK

The Company's majority owned subsidiary, Key Group, Ltd., has off-balance sheet interest rate risk on mortgage loans in its pipeline. In order to decrease the interest rate risk associated with the market, Key Group, Ltd., is hedging anticipated transactions by purchasing mortgage-backed securities against its pipeline. Key Group, Ltd. accounts for the hedging of these anticipated transactions by recording the funded loan using the interest rate of the hedge, instead of the stated rate on the loan. Since Key Group, Ltd., holds these loans short-term, the gain or loss on the loan, due to the hedge, is recognized when it is sold to the investor.

15.     CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $3,609,269 at December 31, 1999. Of that balance, approximately $2,935,955 relates to funds on deposit in the settlement account with a depository institution. The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

16.     RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of twenty-one and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 1999, the Company incurred a total contribution expense of $6,241.

17.     SUBSEQUENT EVENT

In 1996, a 52.94% owned consolidated subsidiary of the Company, entered into a master whole-loan purchase agreement with a financial institution. The agreement includes certain financial covenants including requirements to maintain stockholders' equity and adjusted-tangible-net worth above $3 million. Also, the subsidiary's total adjusted debt to adjusted tangible net worth may never exceed 10 to 1. Subsequent to December 31, 1999, the subsidiary, was in violation of certain covenants related to this agreement. The financial institution has waived the violation of these covenants until May 31, 2000. Management expects to either obtain extended waivers under its current agreement, obtain a revision to the agreement which could result in eliminating the violation, or possibly seek an alternate funding source for its financing of operations. The ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations. However, Company management does not believe that this matter will have a material effect on the financial position of the Company.

PART II

(Continued)

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item 9 is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

Item 10.  Executive Compensation

The information required by this Item 10 is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 11 is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

Item 12.   Certain Relationships and Related Transactions

The information required by this Item 12 is hereby incorporated by reference to the definitive information statement to be filed within 120 days after the end of the last fiscal year.

PART III

(Continued)

Item 13.   Exhibits and Reports on Form 8-K.

(a) Exhibits included herein:
10	Ninth Amendment to Master Whole-Loan Purchase Agreement dated December 30, 1998, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Tenth Amendment to Master Whole-Loan Purchase Agreement dated May 1, 1999, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Eleventh Amendment to Master Whole-Loan Purchase Agreement dated August 30, 1999, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
21	Subsidiaries of the Registrant

Exhibits hereby incorporated by reference:
3	Bylaws filed with Form 10-K year ended December 31, 1991, on pages 38 to 64.
10	Limited Partnership Agreement with Key Group, Ltd. dated September 30, 1991, filed with Form 8-K dated September 30, 1991, on pages 5 to 29.
10	Master Whole-Loan Purchase Agreement dated March 27, 1996, between First Preference Mortgage Corp. and Bank One Texas, N.A.
10	Second Amendment to Master Whole-Loan Purchase Agreement dated June 24, 1997, between First Preference Mortgage Corp. and Bank One, Texas, N.A.

(continued)

Item 13.   Exhibits and Reports on Form 8-K.

10	Third Amendment to Master Whole-Loan Purchase Agreement dated July 24, 1997, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Fourth Amendment to Master Whole-Loan Purchase Agreement dated August 24, 1997, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Fifth Amendment to Master Whole-Loan Purchase Agreement dated September 29, 1997, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Sixth Amendment to Master Whole-Loan Purchase Agreement dated February 27, 1998, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Seventh Amendment to Master Whole-Loan Purchase Agreement dated May 31, 1998, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
10	Eighth Amendment to Master Whole-Loan Purchase Agreement dated August 31, 1998, between First Preference Mortgage Corp. and Bank One, Texas, N.A.
(b) Reports on Form 8-K	No reports on Form 8-K were filed during the last quarter of the period ending December 31, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann	/s/ Annie Laurie Miller
By: David W. Mann	By: Annie Laurie Miller
President and Principal Financial Officer	Executive Vice President and Principal Accounting Officer
Date: April 13, 2000	Date: April 13, 2000

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert A. Mann
Robert A. Mann, Director and Chairman of the Board	Date: April 13, 2000
/s/ David W. Mann
David W. Mann, Director and President	Date: April 13, 2000
/s/ Walter J. Rusek
Walter J. Rusek, Director	Date: April 13, 2000
/s/ Barrett Smith
Barrett Smith, Director	Date: April 13, 2000
/s/ Jack Hauser
Jack Hauser, Director	Date: April 13, 2000

Allen B. Mann, Director	Date: April 13, 2000
/s/ Mary Hyden Mann Hunter
Mary Hyden Mann Hunter, Director	Date: April 13, 2000