Form 10QSB
period 2000-03-31
FIRST FINANCIAL CORP /TX/
filed 2000-05-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000   Commission file number    0-5559
                      --------------                             ------

                    FIRST FINANCIAL CORPORATION
                    ---------------------------
        (Exact name of registrant as specified in its charter)


             Texas                                 74-1502313
             ------                                ----------
 (State  or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)             No.)


 800 Washington Avenue, Waco, Texas                   76701
 -----------------------------------                  ------
 (Address of principal executive offices)           (Zip Code)


Registrant's  telephone number, including area  code  (254) 757-2424
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X            No               .
        ---------             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, No Par Value                173,528
 ----------------------------              ---------
       (Class)                    (Outstanding at April 30, 2000)

                           FORM 10-QSB

                   FIRST FINANCIAL CORPORATION
                         MARCH 31, 2000



                              INDEX


Part I Financial Information                            Page No.
                                                        ---------

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of             1
               March 31, 2000

               Consolidated Statements of Income            2
               for the Three-Months ended
               March 31, 2000 and 1999

               Consolidated Statements of Cash
               Flow for the Three-Months
               ended March 31, 2000 and 1999                3

               Notes to Consolidated Financial
               Statements                                   4-5

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial       5-7
               Condition


Part II Other Information

     Item 1.   Legal Proceedings                            7

     Item 6.   Exhibits and Reports on Form 8-K             7

                                  First Financial Corporation
                                Consolidated Balance Sheet
                                        March 31, 2000
                                         (Unaudited)


             Assets
             ------

Cash and cash equivalents                                                  $  418,275
Restricted cash                                                               753,516
Accounts receivable                                                         1,066,723
Marketable investment securities                                              378,138
Real estate held for investment,at cost                                       444,000
Mortgage loans                                                                794,048
Investment in and advances to
  affiliated companies                                                        476,234
Property and equipment                                                        929,301
Other assets                                                                1,147,828
                                                                           -----------
            Total Assets                                                   $6,408,063
                                                                           ===========
   Liabilities and Stockholders' Equity
  --------------------------------------
Accounts Payable                                                           $  613,696
Estimated reserve for losses under servicing
  agreements                                                                  237,603
Other liabilities                                                             553,884
                                                                           ------------
            Total Liabilities                                               1,405,183
                                                                           ------------

Minority interest                                                           1,481,580
                                                                           ------------
Stockholders' equity:
  Common stock - no par value; authorized
    500,000 shares;issued 183,750 shares,
    of which 10,222 shares are held in
    treasury shares                                                             1,000
  Additonal paid-in capital                                                   518,702
  Retained earnings                                                         3,036,907
                                                                           -----------
                                                                            3,556,609
 Less:Treasury stock - at cost                                                (35,309)
                                                                           -----------
            Total Stockholders' Equity                                      3,521,300
                                                                           -----------
            Total Liabilities and Stockholders' Equity                     $6,408,063
                                                                           ===========

See accompanying notes to consolidated financial statements.


                                      First Financial Corporation
                                   Consolidated Statements of Income
                              Three months ended March 31, 2000 and 1999
                                             (Unaudited)





                                                                               2000              1999
                                                                           ----------        ----------
Revenues:
  Loan administration                                                     $   999,986       $ 1,313,111
  Interest income                                                             238,965           351,301
  Other income                                                                189,310           177,587
                                                                           -----------       -----------
     Total revenues                                                         1,428,261         1,841,999

Expenses:
  Salaries and related expenses                                             1,025,197         1,036,810
  Interest expense                                                            159,505           254,085
  Provision for losses under servicing
    agreements                                                                (34,000)          (95,000)
  Other operating expenses                                                    687,302           670,974
                                                                           -----------        ----------
     Total expenses                                                         1,838,004         1,866,869
                                                                           -----------        ----------
     Income before income taxes,
      minority interest, and equity in earnings
      (loss) of affiliates                                                   (409,743)          (24,870)

Federal income taxes                                                              -                 -
                                                                           -----------        ----------
     Income before minority interest                                         (409,743)          (24,870)

Minority interest in net loss (income)                                        184,072            34,599
                                                                           -----------        ----------
     Income before equity in earnings
      (loss) of affiliates                                                   (225,671)            9,729

Equity in earnings (loss) of affiliates                                        13,376            (2,048)

     Net income                                                              (212,295)            7,681

Other comprehensive income:
  Unrealized holding gains (losses)                                            (5,874)           52,393
                                                                           -----------      -----------
     Comprehensive income                                                 $  (218,169)      $    60,074
                                                                           ===========      ===========
Income per common share                                                        ($1.26)            $0.35
                                                                           ===========      ===========



See accompanying notes to consolidated financial statements.





                        First Financial Corporation
                   Consolidated Statement of Cash Flows

                                                                                    (Unaudited)
                                                                           Three Months Ended March 31,
                                                                            ----------------------------
                                                                               2000              1999
                                                                            -----------        -----------
Cash flows from operating activities:
   Net income (loss)                                                        ($218,170)          $60,072
   Adjustments to reconcile net income(loss) to
    net cash used by operating activities:
   Depreciation                                                                69,541            65,309
   Provision for losses under servicing agreements                            (34,000)          (95,000)
   Equity in (income) loss of affiliates                                      (13,376)            2,048
   Realized losses on marketable investment securities                         (2,473)          (11,018)
   Net (increase) decrease in accounts receivable                             (31,032)          165,429
   Net (increase) decrease in other assets                                     (1,206)           89,487
   Net increase (decrease) in accounts payable                                394,511           (23,166)
   Net increase (decrease) in other liabilities                              (210,771)         (302,696)
   Increase in minority interest                                             (184,071)          (34,599)
   (Increase) decrease in restricted cash used
     in operating activities - net                                           (192,992)          (38,886)
   Increase in mortgage loans - net                                               -                 -
   Mortgage loans funded                                                  (61,245,346)      (82,744,426)
   Mortgage loans sold                                                     58,759,785        95,953,167
   Increase in mortgage loans participations sold                           2,442,087       (13,008,099)
   Other                                                                     (190,822)          (47,428)
                                                                           ------------     -------------
        Net cash provided (used) for operating activities                    (658,335)           30,193
                                                                           ------------     -------------
Cash flows from investing activities:
   Proceeds from sale of marketable investment securities                      10,113            47,128
   Purchases of marketable investment securities                              (66,303)         (129,439)
   Unrealized holding (gain) loss                                               5,874           (52,393)
   Purchase of property and equipment                                         (52,102)         (136,025)
   Principal collections on mortgage loans                                     63,116           114,511
   Amortization of discount on mortgage loans purchased                        (6,933)           (5,272)
   (Advances to) repayments from affiliates                                       -                 -
                                                                           -------------    -------------
        Net cash provided (used) for investing activities                     (46,236)         (161,490)
                                                                           -------------    -------------
Cash flows from financing activities:
   Payment on notes payable                                                       -                 -
                                                                           -------------    -------------
        Net cash used for financing activities                                    -                 -
                                                                           -------------    -------------
Net increase (decrease) in cash and cash equivalents                         (704,571)         (131,297)
Cash and cash equivalents at beginning of year                              1,122,846         1,362,456
                                                                           -------------    -------------
Cash and cash equivalents at end of period                                   $418,275        $1,231,159
                                                                           =============    ============
Supplemental Disclosure of Cash Flow Information
   Interest Paid                                                             $126,250          $333,359
                                                                           =============    ============

See accompanying notes to consolidated financial statements.


          FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                 PART I - FINANCIAL INFORMATION
                 ------------------------------

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share
----------------------

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes
----------------

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

4 - Contingencies
------------------

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $775,000 at March 31, 2000, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at March 31, 2000.

Item  2.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition
           --------------------------------------------------

Results of Operations
---------------------

The Company had a net loss of $218,169 for the quarter ended March 31, 2000 compared to net income of $60,074 for the same period in 1999. Loan administration revenues were $999,986 for the first quarter for 2000 compared to $1,313,111 for the first quarter of 1999. The decrease in loan administration revenues is primarily due to decreased loan origination fees from the
Company's residential mortgage loan operations. During the quarter ended March 31, 2000, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $61.2 million in new residential mortgage loans compared to approximately $82.7 million during the same period in 1999. As discussed in the Annual Report Form 10-KSB for the year ended December 31, 1999, FPMC experienced a significant reduction in its loan originations during 1999 due to the significant increase in mortgage interest rates during 1999, as well as turnover in key sales staff at FPMC. In response to these factors, during the last quarter of 1999, FPMC reduced its staff and executive management of FPMC took pay reductions. Management of FPMC also initiated new procedures and techniques that emphasized individual sales person accountability. Management also increased efforts to recruit experienced sales personnel, which resulted in the acquisition of three new branches during the quarter. As a result of these efforts, for the first quarter of 2000, FPMC has increased the volume of loan originations when compared to the fourth quarter of 1999.

Interest income for the quarter ended March 31, 2000 amounted to $238,965 compared to $351,301 for the same period in 1999. This decline is primarily due to the decline in new residential mortgage loans originated during the first quarter of 2000 as compared to 1999 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $1,025,197 for the three months ended March 31, 2000, compared to $1,036,810 for the three months ended March 31, 1999. This decrease is primarily due to a reduction in the amount of commission expense as a result of decreased loan origination volumes during the first quarter of 2000 compared to the first quarter of 1999.

For the quarter ended March 31, 2000, interest expense amounted to $159,505 compared to $254,085 for the same period in 1999. The significant decrease in interest expense for the quarter ended March 31, 2000 is primarily due to decreased utilization of the Company's loan participation agreement. As previously discussed, the volume of new residential loan originations for the quarter ended March 31, 2000 decreased by approximately 26% over the comparable period in 1999.

During the quarter ended March 31, 2000, the provision for losses under servicing agreements was ($34,000) resulting in a balance in the reserve for losses under servicing agreements of $237,603 at March 31, 2000. For the quarter ended March 31, 1999, the Company had a negative provision for losses under servicing agreements of ($95,000) which resulted in a balance in the reserve for losses under servicing agreements of $412,761 at March 31, 1999. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its exposure to losses attributable to the servicing agreements continues to decline.

The minority interest in the net loss of Key Group amounted to $184,072 for the quarter ended March 31, 2000 compared to $34,599 for the quarter ended March 31, 1999. The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net loss of Key Group was $207,037 and $38,915 for the quarter ended March 31, 2000 and 1999, respectively.

The  consolidated statements of income for the three months ended
March 31, 2000 reflect equity in net income of affiliates of $13,376 compared to a net loss of ($2,048) for the three months ended March 31, 1999.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 2000, unrealized holding losses amounted to ($9,967) compared to unrealized holding gains of $52,393 for the quarter ended March 31, 1999.

Financial Condition
-------------------

At March 31, 2000, the Company's total assets were $6,408,063 compared to $7,451,068 at March 31, 1999. Included in the Company's total assets are the assets of Key Group which amounted to $3,679,983 and $4,761,647 at March 31, 2000 and 1999,
respectively. The Key Group assets at March 31, 2000 consisted primarily of cash and cash equivalents of $557,596, mortgage loans of $697,175, property and equipment of $1,103,836 and accounts receivable, prepaid expenses and other assets of $1,321,376. The minority interest in the net assets of Key Group at March 31, 2000 amounted to $1,481,580 compared to $1,911,083 at March 31, 1999.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,171,791 at March 31, 2000. Included therein was cash and cash equivalents for Key Group of $557,596 and Apex Lloyds Insurance Company of $594,015. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1999, FPMC has a master loan participation with a financial institution totaling $30,000,000 which expires August 31, 2000. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity and adjusted-tangible-net worth above $3 million. Also, FPMC's total adjusted debt to adjusted tangible net worth may never exceed 10 to 1. As of February 29, 2000, FPMC was in violation of certain covenants related to this agreement. The financial institution has waived the violation of these covenants until May 31, 2000. Management expects to either obtain extended waivers under its current agreement, obtain a revision to the agreement which could result in eliminating the violation, or possibly seek an alternate funding source for its financing of operations and therefore, management does not believe that this matter will have a material effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

Year 2000
----------

The Company, its subsidiaries, and to its knowledge the Company's third party suppliers did not experience any significant problems associated with information systems and other technology during the transition to the Year 2000 and 2000 Leap Year. Throughout the year 2000, the Company continues to assess and monitor potential effects of possible Year 2000 related problems; however, as a result of the work performed previously, the Company does not currently foresee any problems in this area. There can be no assurance that such problems, if they occur, will not have a materially adverse effect on the Company, its financial conditions, or results of operations.

               PART II - OTHER INFORMATION
               ----------------------------

Item 1. Legal Proceedings
-------------------------

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will no have a material effect on this financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

No Form 8-K was filed during  the quarter ended March 31, 2000.

                           SIGNATURES
                           -----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   First Financial Corporation
_______________________________________________________________






Date   May  15, 2000                    /s/   David W. Mann
                                              David W. Mann
                                              President
                                              Duly Authorized Officer and
                                              Principal Financial Officer


Date   May  15, 2000                     /s/  Annie Laurie Miller
                                              Annie Laurie Miller
                                              Executive Vice President and
                                              Principal Accounting Officer








            (Remainder of page purposely left blank.)