Form 10QSB
period 2000-06-30
FIRST FINANCIAL CORP /TX/
filed 2000-08-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    June 30, 2000        Commission file number 0-5559

     FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1502313 (I.R.S. Employer Identification No.)

800 Washington Avenue, Waco, Texas (Address of principal executive offices)	76701 (Zip Code)

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

Yes     X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	173,528
(Class)	(Outstanding at August 15, 2000)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 2000

First Financial Corporation
Consolidated Balance Sheet
June30, 2000
(Unaudited)
Assets
------
Cash and cash equivalents	$ 658,074
Restricted cash	722,475
Accounts receivable	1,175,116
Marketable investment securities	386,831
Real estate held for investment,at cost	444,000
Mortgage loans	633,099
Investment in and advances to
affiliated companies	473,599
Property and equipment	919,688
Other assets	1,236,166
Total Assets	$ 6,649,048
===========
Liabilities and Stockholders' Equity
--------------------------------------
Accounts Payable	752,621
Estimated reserve for losses under servicing
agreements	235,998
Other liabilities	636,132
Total Liabilities	1,624,751

Minority interest	1,425,136

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additonal paid-in capital	518,702
Retained earnings	3,114,768
3,634,470
Less:Treasury stock - at cost	(35,309)
Net unrealized loss on marketable
investment securities	-
Total Stockholders' Equity	3,599,161
Total Liabilities and Stockholders' Equity	$ 6,649,048
===========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended June 30, 2000 and 1999
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	--------------------------------		--------------------------------
	2000	1999	2000	1999
	----------	----------	----------	----------
Revenues:
Loan administration	$ 1,828,881	$ 1,578,055	$ 2,828,867	$ 2,891,166
Interest income	307,437	286,908	546,402	638,209
Other income	254,714	359,648	444,024	537,235
Total Revenues	2,391,032	2,224,611	3,819,293	4,066,610

Expenses:
Salaries and related expenses	1,327,493	1,144,753	2,352,690	2,181,563
Interest expense	249,048	203,113	408,553	457,198
Provision for losses under servicing
agreements	-	(44,000)	(34,000)	(139,000)
Other operating expenses	913,176	789,896	1,600,478	1,460,870
Total Expenses	2,489,717	2,093,762	4,327,721	3,960,631
Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	(98,685)	130,849	(508,428)	105,979

Federal income taxes	-	-	-	-
Income before minority interest	(98,685)	130,849	(508,428)	105,979

Minority interest in net loss (income)	56,444	(21,104)	240,516	13,495
Income before equity in earnings (loss) of
affiliates	(42,241)	109,745	(267,912)	119,474

Equity in earnings (loss) of affiliates	109,850	135	123,226	(1,913)
Net income	67,609	109,880	(144,686)	117,561

Other comprehensive income:
Unrealized holding gains (losses)	10,252	(45,437)	4,378	6,956
Net income	$ 77,861	$ 64,443	$ (140,308)	$ 124,517
	=========	=========	=========	=========
Income Per Common Share	$ 0.45	$ 0.37	($0.81)	$ 0.72
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	----------------------------
	2000	1999
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	$ (140,308)	$ 124,516
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	142,805	138,673
Provision for losses under servicing agreements	(34,000)	(139,000)
Equity in (income) loss of affiliates	(123,226)	1,913
Realized (gains) losses on marketable investment securities	(2,473)	(211,625)
Net (increase) decrease in accounts receivable	(139,425)	(453,748)
Net (increase) decrease in other assets	(92,301)	104,411
Net increase (decrease) in accounts payable	533,436
Net increase (decrease) in other liabilities	(128,523)	118,648
Increase in minority interest	(240,515)	(13,495)
(Increase) decrease in restricted cash used
in operating activities - net	(161,951)	(66,742)
Mortgage loans funded	(144,324,698)	(182,999,820)
Mortgage loans sold	138,131,534	192,976,226
Increase in mortgage loans participations sold	5,941,494	(9,889,855)
Other	143,963	6,349
Net cash provided (used) for operating activities	(494,188)	(303,549)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	10,113	387,168
Purchases of marketable investment securities	(78,470)	(186,489)
Unrealized holding (gains) losses	(4,378)	(10,540)
Purchase of property and equipment	(114,259)	(274,866)
Principal collections on mortgage loans	129,207	210,746
Amortization of discount on mortgage loans purchased	(12,397)	(6,203)
(Advances to) repayments from affiliates	99,600	-
Net cash provided (used) for investing activities	29,416	119,816
Cash flows from financing activities:
Payment on notes payable	-	-
Net cash used for financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(464,772)	(183,733)
Cash and cash equivalents at beginning of year	1,122,846	1,362,456
Cash and cash equivalents at end of period	$ 658,074	$ 1,178,723
	==========	===========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 358,408	$ 309,331
	==========	===========

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $645,000 at June 30, 2000, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at June 30, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $140,308 for the six months ended June 30, 2000 compared to net income of $124,517 for the same period in 1999. Loan administration revenues were $2,828,867 for the first six months of 2000 compared to $2,891,166 for the same period of 1999. The decrease in loan administration revenues is primarily due to decreased loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2000, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $144.3 million in new residential mortgage loans compared to approximately $183.0 million during the same period in 1999. As discussed in the Annual Report Form 10-KSB for the year ended December 31, 1999, FPMC experienced a significant reduction in its loan originations during 1999 due to the significant increase in mortgage interest rates during 1999, as well as turnover in key sales staff at FPMC. In response to these factors, during the last quarter of 1999, FPMC reduced its staff and executive management of FPMC took pay reductions. Management of FPMC also initiated new procedures and techniques that emphasized individual sales person accountability. Management also increased efforts to recruit experienced sales personnel, which resulted in the acquisition of four new branches during the six months ended June 30, 2000. As a result of these efforts, for the second quarter of 2000, FPMC has increased the volume of loan originations by approximately 33% when compared to the first quarter of 2000 and the fourth quarter of 1999.

Interest income for the six months ended June 30, 2000 amounted to $546,402 compared to $638,209 for the same period in 1999. This decline is the net result of the decline in new residential mortgage loans originated during the first six months of 2000 as compared to 1999 as discussed above and higher mortgage loan interest rates during 2000 when compared to 1999. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses increased to $2,352,690 for the six months ended June 30, 2000, compared to $2,181,563 for the same period in 1999. This increase is primarily due to the acquisition of four new branches during the six months ended June 30, 2000 as discussed above.

For the six months ended June 30, 2000, interest expense amounted to $408,553 compared to $457,198 for the same period in 1999. The significant decrease in interest expense for the six months ended June 30, 2000 is primarily due to decreased utilization of the Company's loan participation agreement. As previously discussed, the volume of new residential loan originations for the six months ended June 30, 2000 decreased by approximately 21% over the comparable period in 1999. During the six months ended June 30, 2000, the weighted average interest rate on the Company's loan participation agreement was 7.156% compared to 5.814% for the comparable period in 1999.

During the six months ended June 30, 2000, the provision for losses under servicing agreements was ($34,000) resulting in a balance in the reserve for losses under servicing agreements of $235,998 at June 30, 2000. For the six months ended June 30, 1999, the Company had a negative provision for losses under servicing agreements of ($139,000) which resulted in a balance in the reserve for losses under servicing agreements of $391,262 at June 30, 1999. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The minority interest in the net loss of Key Group amounted to $240,516 for the six months ended June 30, 2000 compared to $13,495 for the same period in 1999. The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net loss of Key Group was $270,525 and $15,178 for the six months ended June 30, 2000 and 1999, respectively.

The consolidated statements of income for the six months ended June 30, 2000 reflect equity in net income of affiliates of $123,226 compared to a net loss of ($1,913) for the six months ended June 30, 1999. This income is primarily due to the affiliates realizing gains on the sale of real estate during the six months ended June 30, 2000.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2000, unrealized holding gains amounted to $4,378 compared to unrealized holding gains of $6,956 for the same period in 1999.

Financial Condition

At June 30, 2000, the Company's total assets were $6,649,048 compared to $7,959,627 at June 30, 1999. Included in the Company's total assets are the assets of Key Group which amounted to $3,822,352 and $5,015,807 at June 30, 2000 and 1999, respectively. The Key Group assets at June 30, 2000 consisted primarily of cash and cash equivalents of $682,019, mortgage loans of $539,958, property and equipment of $1,102,992 and accounts receivable, prepaid expenses and other assets of $1,497,383. The minority interest in the net assets of Key Group at June 30, 2000 amounted to $1,425,136 compared to $1,932,187 at June 30, 1999.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,380,549 at June 30, 2000. Included therein was cash and cash equivalents for Key Group of $682,019 and Apex Lloyds Insurance Company of $630,460. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1999, FPMC has a master loan participation with a financial institution totaling $30,000,000 which expires August 31, 2000. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity and adjusted-tangible-net worth above $3 million. Also, FPMC's total adjusted debt to adjusted tangible net worth may never exceed 10 to 1. As of February 29, 2000, FPMC was in violation of certain covenants related to this agreement. The financial institution has waived the violation of these covenants until August 31, 2000. Management expects to either obtain extended waivers under its current agreement, obtain a revision to the agreement which could result in eliminating the violation, or possibly seek an alternate funding source for its financing of operations and therefore, management does not believe that this matter will have a material effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 16, 2000, pursuant to an information statement dated April 24, 2000, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of Directors: John Carl Hauser, David W. Mann, Robert A. Mann, Walter J. Rusek, Mary Hyden Mann Hunter, Allen B. Mann and Barrett Smith.

In other matters, the shareholders approved the selection of Pattillo, Brown & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 2000 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date August 14, 2000	/s/ David W. Mann David W. Mann President Duly Authorized Officer and Principal Financial Officer

Date August 14, 2000	/s/ Annie Laurie Miller Annie Laurie Miller Executive Vice President and Principal Accounting Officer