Form 10QSB
period 2000-09-30
FIRST FINANCIAL CORP /TX/
filed 2000-11-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000	Commission file number 0-5559

FIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Texas	74-1502313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Washington Avenue, Waco, Texas	76701
(Address of principal executive offices)	(Zip Code)

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

Yes         X            No                       .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value (Class)	173,528 (Outstanding at November 15, 2000)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 2000

First Financial Corporation
Consolidated Balance Sheet
September 30, 2000
(Unaudited)

Assets

Cash and cash equivalents	$ 694,248
Restricted cash	774,874
Accounts receivable	1,203,512
Marketable investment securities	433,035
Real estate held for investment,at cost	444,000
Mortgage loans	714,216
Investment in and advances to
affiliated companies	408,248
Property and equipment	873,782
Other assets	1,191,402

Total Assets	$ 6,737,317

Liabilities and Stockholders' Equity

Accounts Payable	831,065
Estimated reserve for losses under servicing
agreements	235,573
Other liabilities	607,870

Total Liabilities	1,674,508

Minority interest	1,422,695

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additonal paid-in capital	518,702
Retained earnings	3,155,721

3,675,423
Less:Treasury stock - at cost	(35,309)
Net unrealized loss on marketable
investment securities	-

Total Stockholders' Equity	3,640,114

Total Liabilities and Stockholders' Equity	$ 6,737,317

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Nine months ended September 30, 2000 and 1999
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2000	1999	2000	1999

Revenues:
Loan administration	$ 1,804,424	$ 1,060,810	$ 4,633,291	$ 4,167,998
Interest income	347,442	231,805	893,844	870,014
Other income	194,534	355,774	638,558	893,009

Total Revenues	2,346,400	1,648,389	6,165,693	5,931,021

Expenses:
Salaries and related expenses	1,321,564	1,051,348	3,674,254	3,232,911
Interest expense	270,758	150,445	679,311	607,643
Provision for losses under servicing
agreements	-	(42,000)	(34,000)	(181,000)
Other operating expenses	745,689	602,206	2,346,167	2,279,098

Total Expenses	2,338,011	1,761,999	6,665,732	5,938,652

Income before income taxes, minority interest, equity in earnings (loss) of affiliates	8,389	(113,610)	(500,039)	(7,631)

Federal income taxes	855	790	855	790

Income before minority interest	7,534	(114,400)	(500,894)	(8,421)

Minority interest in net loss (income)	2,441	70,145	242,957	83,640

Income before equity in earnings (loss) of affiliates	9,975	(44,255)	(257,937)	75,219

Equity in earnings (loss) of affiliates	(3,801)	12,392	119,425	10,479

Net income	6,174	(31,863)	(138,512)	85,698

Other comprehensive income:
Unrealized holding gains (losses)	34,779	(3,110)	39,157	3,846

Net income	$ 40,953	$ (34,973)	$ (99,355)	$ 89,544

Income Per Common Share	$0.24	($0.20)	($0.57)	$0.52

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Nine Months Ended
	September 30,

	2000	1999

Cash flows from operating activities:
Net income (loss)	$ (99,355)	$ 89,544
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	180,772	214,213
Provision for losses under servicing agreements	(34,000)	(181,000)
Equity in (income) loss of affiliates	(119,425)	(10,479)
Realized (gains) losses on marketable investment securities	28,434	(211,625)
Net (increase) decrease in accounts receivable	(167,821)	(100,093)
Net (increase) decrease in other assets	(47,537)	273,384
Net increase (decrease) in accounts payable	611,880	(149,226)
Net increase (decrease) in other liabilities	(156,785)	(435,791)
Increase in minority interest	(242,956)	(83,640)
(Increase) decrease in restricted cash used
in operating activities - net	(214,350)	(93,502)
Mortgage loans funded	(233,631,391)	(260,047,382)
Mortgage loans sold	224,928,628	277,861,369
Increase in mortgage loans participations sold	8,335,788	(17,517,807)
Other	87,773	57,891

Net cash provided (used) for operating activities	(540,345)	(334,144)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	29,628	387,168
Purchases of marketable investment securities	(79,007)	(195,503)
Unrealized holding (gains) losses	(39,157)	(8,549)
Purchase of property and equipment	(109,116)	(294,718)
Principal collections on mortgage loans	176,746	299,251
Amortization of discount on mortgage loans purchased	(25,747)	(7,681)
(Advances to) repayments from affiliates	158,400	-

Net cash provided (used) for investing activities	111,747	179,968

Cash flows from financing activities:
Payment on notes payable	-	-

Net cash used for financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(428,598)	(154,176)
Cash and cash equivalents at beginning of year	1,122,846	1,362,456

Cash and cash equivalents at end of period	$ 694,248	$ 1,208,280

Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 624,472	$ 694,543

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $561,000 at September 30, 2000, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at September 30, 2000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $99,355 for the nine months ended September 30, 2000 compared to net income of $89,544 for the same period in 1999. Loan administration revenues were $4,633,291 for the first nine months of 2000 compared to $4,167,998 for the same period of 1999. This increase in loan administration revenues is primarily due to increased retail loan originations. During the nine months ended September 30, 2000, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $84.2 million in new residential mortgage loans originated by its retail branches and approximately $149.4 million was originated through it's network of approved independent mortgage brokers compared to approximately $68.5 million and $191.1, respectively, during the same period in 1999. As discussed in the Annual Report Form 10-KSB for the year ended December 31, 1999, FPMC experienced a significant reduction in its loan originations during 1999 due to the significant increase in mortgage interest rates during 1999, as well as turnover in key sales staff at FPMC. In response to these factors, during the last quarter of 1999, FPMC reduced its staff and executive management of FPMC took pay reductions. Management of FPMC also initiated new procedures and techniques that emphasized individual sales person accountability. Management also increased efforts to recruit experienced sales personnel, which resulted in the acquisition of five new branches during the nine months ended September 30, 2000. As a result of these efforts, for the second and third quarters of 2000, FPMC has increased the volume of loan originations by approximately 33% when compared to the first quarter of 2000 and the fourth quarter of 1999.

Interest income for the nine months ended September 30, 2000 amounted to $893,844 compared to $870,014 for the same period in 1999. This increase is the net result of the decline in new residential mortgage loans originated during the first nine months of 2000 as compared to 1999 as discussed above and higher mortgage loan interest rates during 2000 when compared to 1999. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses increased to $3,674,254 for the nine months ended September 30, 2000, compared to $3,232,911 for the same period in 1999. This increase is primarily due to the acquisition of five new retail branches during the nine months ended September 30, 2000 and the increase in retail residential mortgage loan originations as discussed above.

For the nine months ended September 30, 2000, interest expense amounted to $679,311 compared to $607,643 for the same period in 1999. The increase in interest expense for the nine months ended September 30, 2000 is the net result of the decreased utilization of the Company's loan participation agreement and the increased average interest rate charged on this loan participation agreement. As previously discussed, the volume of new residential loan originations for the nine months ended September 30, 2000 decreased by approximately 10% over the comparable period in 1999. During the nine months ended September 30, 2000, the weighted average interest rate on the Company's loan participation agreement was approximately 7.30% compared to 5.80% for the comparable period in 1999.

During the nine months ended September 30, 2000, the provision for losses under servicing agreements was ($34,000) resulting in a balance in the reserve for losses under servicing agreements of $235,573 at September 30, 2000. For the nine months ended September 30, 1999, the Company had a negative provision for losses under servicing agreements of ($181,000) which resulted in a balance in the reserve for losses under servicing agreements of $391,782 at September 30, 1999. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. Based on an analysis of the Company's servicing portfolio, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The minority interest in the net loss of Key Group amounted to $242,957 for the nine months ended September 30, 2000 compared to $83,640 for the same period in 1999. The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net loss of Key Group was $273,269 and $94,075 for the nine months ended September 30, 2000 and 1999, respectively.

The consolidated statements of income for the nine months ended September 30, 2000 reflect equity in net income of affiliates of $119,425 compared to $10,479 for the nine months ended September 30, 1999. This income is primarily due to the affiliates realizing gains on the sale of real estate during the nine months ended September 30, 2000.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2000, unrealized holding gains amounted to $39,157 compared to unrealized holding gains of $3,846 for the same period in 1999.

Financial Condition

At September 30, 2000, the Company's total assets were $6,737,317 compared to $7,151,366 at September 30, 1999. Included in the Company's total assets are the assets of Key Group which amounted to $3,919,301 and $4,509,024 at September 30, 2000 and 1999, respectively. The Key Group assets at September 30, 2000 consisted primarily of cash and cash equivalents of $679,293, mortgage loans of $624,706, property and equipment of $1,065,855 and accounts receivable, prepaid expenses and other assets of $1,549,447. The minority interest in the net assets of Key Group at September 30, 2000 amounted to $1,422,695 compared to $1,862,042 at September 30, 1999.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,469,122 at September 30, 2000. Included therein was cash and cash equivalents for Key Group of $679,293 and Apex Lloyds Insurance Company of $712,454. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 1999, FPMC has a master loan participation with a financial institution totaling $30,000,000 which expired August 31, 2000. This agreement included certain financial covenants including requirements to maintain FPMC stockholders' equity and adjusted-tangible-net worth above $3 million. Also, FPMC's total adjusted debt to adjusted tangible net worth may never exceed 10 to 1. As of February 29, 2000, FPMC was in violation of certain covenants related to this agreement. The financial institution has waived the violation of these covenants until August 31, 2000. On August 28, 2000, this agreement was amended to expire November 30, 2000 and required FPMC to increase its stockholders equity to a minimum of $3 million by November 1, 2000. As of September 30, 2000, FPMC had cured the violation of the stockholders' equity covenant. Management has obtained an alternate funding source for its financing of operations and therefore, management does not believe that this matter will have a material effect on the financial position of FPMC.

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

No Form 8-K was filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date November 14, 2000	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and Principal Financial Officer

Date November 14, 2000	/s/ Annie Laurie Miller
Annie Laurie Miller
Executive Vice President and Principal Accounting Officer

(Remainder of page purposely left blank.)