Form 10KSB40
period 2000-12-31
FIRST FINANCIAL CORP /TX/
filed 2001-04-16
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2000

Commission file number                            0-5559

                                                             FIRST FINANCIAL CORPORATION
                                              (Exact Name of Small Business Issuer in Its Charter)

Texas	74-1502313
(State or Other Jurisdiction of (I.R.S. Employer Incorporation or Organization)	Identification Number)

800 Washington Avenue, Waco, Texas	76701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code	(254) 757-2424

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                   Common Stock, No Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     x        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year $8,604,810.

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 2001.

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

Transitional Small Business Disclosure Format (check one)

Yes         No   X

Total number of pages, including cover pages - 62

PART I

Item 1. Description of Business

First Financial Corporation (the "Company") was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas. During the last three years, the primary business of the Company, either directly or through its wholly-owned and majority-owned subsidiaries, has been servicing a portfolio of manufactured home loans, originating and servicing residential mortgage loans, engaging in a limited amount of insurance activities, and providing consulting and data processing services to related companies. The Company has a significant investment in another financial services business. (See discussion below of Key Group, Ltd.) The Company has over a period of time moved most of its operations into its subsidiaries.

As of February 29, 2001, the Company services a portfolio of manufactured home loans aggregating approximately $476,000 sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties. The Company contracts with First Preference Mortgage Corp. as subservicer, to provide the actual servicing activities. (See discussion below of First Preference Mortgage Corp.)

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

(continued)

Item 1. Description of Business (Continued)

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

The Company owns a partnership interest in Key Group, Ltd., a Texas limited partnership ("Key Group"). (See discussion below of Recent Changes in Ownership Structure) Key Group conducts business through its wholly owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has two wholly-owned subsidiaries: Security Washington Avenue Corp. ("Security") and First Preference Financial Corp. On September 30, 2000, First Preference Holdings transferred its 100% stock ownership in First Financial Information Services, Inc. to Security which subsequently transferred the ownership to its wholly owned subsidiary, First Preference Mortgage Corp. ("FPMC"). FPMC originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates retail branch offices in Waco, Colleyville, Burleson, Victoria, Corpus Christi, and Tyler, Texas. Each retail branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective markets. FPMC also originates loans received from approximately five hundred FPMC approved independent mortgage loan brokers located in Texas. Substantially all of the loans originated by FPMC are sold to governmental or private investors. During 1998, 1999, and 2000, FPMC originated approximately $397 million, $321 million and $320 million, respectively, in new residential mortgage loans.

FPMC funds the loans it originates prior to the sale of such loans to investors. The source of money to fund these loans is a warehouse line of credit with a financial institution under which such financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. The advance is repaid when the loan is sold to the investor. In November 1999, FPMC sold its residential mortgage loan servicing portfolio. At the time of the sale, the servicing portfolio aggregated approximately $12.5 million for institutional investors.

In March 2000, First Preference Properties, Inc. ("FPPI") was formed as a wholly owned subsidiary of FPMC. FPPI was formed to own, manage and dispose of repossessed property securing residential mortgage loans originated by FPMC. At the present time, FPPI has no active business.

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions. Compared to its competitors, FPMC is a small company. The loan products offered by FPMC are similar to loan products offered by its competitors. Effective on January 1, 1998, home equity lending was authorized in Texas. FPMC has elected not to enter the market of home equity lending at this time. As a small company, FPMC attempts to provide superior service to attract customers. FPMC has a service mark registered with the State of Texas and the United States Patent and Trademark office covering its name and company logo.

(continued)

Item 1. Description of Business (Continued)

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

The Company and its consolidated subsidiaries employed 107 employees as of December 31, 2000, of which 97 are full-time employees. Seventy-seven (77) of these employees work for FPMC, of which 72 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.

Recent Changes in Ownership Structure

The Company owns a 52.94% limited partnership interest in Key Group, Ltd., a Texas limited partnership ("Key Group"). The other limited partner of Key Group is Bluebonnet Investments, Ltd. ("BIL"), a Texas limited partnership, which owns a 47.05% limited partnership interest in Key Group. Until November 2000, the general partners of Key Group were Robert A. Mann, who owned a .005% partnership interest, and First Key Holdings, Inc., a Texas corporation, which owned a .005% partnership interest. First Key Holdings, Inc., was owned by the David W. Mann 1990 Trust, of which Robert A. Mann was trustee and David W. Mann was beneficiary.

Robert D. Mann and David W. Mann have had significant disagreements with regard to the direction and management of the Company and FPMC. Until November 2000, Robert A. Mann was the sole director of FPMC. At the direction of the Board of Directors of the Company, the general partners of Key Group were changed. In November 2000, Citizens Land Corp. ("CLC"), a majority-owned subsidiary of BIL, became one of the general partners of Key Group by purchasing a .005% general partnership interest in Key Group from Robert A. Mann and Shelter Resources, Inc., a wholly-owned subsidiary of the Company, became the other general partner by purchasing a .005% general partnership interest from First Key Holdings, Inc. The new general partners of Key Group then elected a new Board of its wholly-owned subsidiary, First Preference Holdings, which in turn, elected a new Board of FPMC, consisting of David W. Mann, Allen B. Mann, Mary Hyden Mann Hunter, Robert A. Mann, Jack Hauser and Annie Laurie Miller .

On March 20, 2001, David W. Mann took steps to remove Robert A. Mann, as trustee of the David W. Mann 1990 Trust, and to appoint Mary Hyden Mann Hunter and Walter J. Rusek as replacement co-trustees. These events were reported on Form 8-K filed by the Company on April 4, 2001. Robert A. Mann disputes the effectiveness of the effort to remove him as trustee. Mary Hyden Mann Hunter is the daughter of Robert A. Mann and the sister of David W. Mann and Allen B. Mann. David W. Mann and Allen B. Mann are the sons of Robert A. Mann. Robert A. Mann, Mary Hyden Mann Hunter and David W. Mann and Allen B. Mann have direct and/or indirect interests in BIL.

Robert A. Mann and David W. Mann have initiated discussions in an effort to resolve their differences. No assurance can be given that a resolution will occur.

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

FPMC currently leases approximately 1,750 square feet of office space located at 919 N. Valley Mills Drive, Waco, Texas as a retail branch office. The lease term expires in June 2002.

FPMC has operated an Austin, Texas retail branch office since March 1994 (except for a five month period from February 1996 through June 1996). Until March 1999, this office was in leased space at 4807 Spicewood Springs Road, Austin, Texas. In March 1999, FPMC moved its Austin office to 3301 Northland Drive, Austin, Texas, in approximately 1,618 square feet of leased space for a term of 3 years. In June 2000, this office was closed and FPMC bought out the remaining term of the lease.

FPMC leased approximately 2,111 square feet of office space located at 6409 Colleyville Blvd., Colleyville, Texas for a lease term of 13 months, which began in March 1994 and expired in April 2000.

FPMC leases approximately 1,620 square feet of office space located at 464 Mid Cities Blvd., Hurst, Texas, under a lease agreement executed in February 2000 for a lease term of two years with an option for an additional 1 year. This location serves as an area operations center.

FPMC leases approximately 1,154 square feet of office space located at 3620 Old Bullard Road, Tyler, Texas, for a lease term of 36 months commencing November 1, 1998 and expiring in October 2001. This location is a retail branch office.

In November 1997, FPMC leased approximately 991 square feet of office space located at 11550 Fuqua, Suite 410, Houston, Texas, for a lease term of 24 months. This lease continued on a month-to-month basis until March 1, 2000. Effective March 1, 2000, this lease was extended for a lease term of 12 months. In May 2000, FPMC moved this office to 5700 Northwest Central Drive, Houston, Texas in approximately 1,693 square feet of leased space for a term of 36 months. This location serves as an area operations center.

In March 2000, FPMC assumed a lease of approximately 1,811 square feet of office space located at 6224 Colleyville Blvd., Colleyville, Texas as a retail branch office. This lease expires November 30, 2001 and FPMC has a option to re-lease this office space for a 3 to 5 year term.

In March 2000, FPMC leased approximately 2,500 square feet of office space located at 2401 Pioneer Parkway, Pantego, Texas, for a lease term of 38 months. This office was closed in September 2000.

In March 2000, FPMC leased approximately 1,442 square feet of office space located at 501 S.W. Wilshire, Burleson, Texas, for a lease term of 12 months as a retail branch office. FPMC has the option to extend the lease for an additional 12 months.

(continued)

Item 2. Description of Properties (continued)

In May 2000, FPMC rented approximately 1,000 square feet of office space located at 3606 John Stockbauer Dr., Victoria, Texas on a month to month basis to terminate May 1, 2001. This location is a retail branch office.

In August 2000, FPMC subleased approximately 2,380 square feet of office space located at 5350 S. Staples, Corpus Christi, Texas as a retail branch office. This sublease expires December 31, 2002.

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

There is no established public trading market for the Company's no par value common stock. On March 31, 2001, the Company had approximately 470 holders of record of its common stock.

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

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company had a net loss of $154,615 for 2000, compared to a net loss of $159,050 for 1999. In general, the Company's net loss is due to the weakness in the Company's residential mortgage loan funding that began in the last quarter of 1999 and continued through the first half of 2000, and a corresponding reduction in the realized gain on the sale of the residential mortgage loans by FPMC. The Company's results of operations include the Company's share of the net loss of Key Group, which amounted to $724,909 in 2000 compared to a net loss of $594,998 in 1999, as discussed below.

For the year ended December 31, 2000, the Company had a negative provision for losses under servicing agreements of $34,000 resulting in a balance in the reserve for losses under servicing agreements at December 31, 2000, of $235,676. In 1999, the negative provision for losses under servicing agreements was $219,000, resulting in a balance in the reserve account at year-end of $271,604. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements

For the year ended December 31, 2000, Key Group had a net loss of $724,909 compared to a net loss of $594,998 in 1999. The increase in the Key Group loss is due to the continued weakness in the residential mortgage loan operations as discussed below. The minority interest in the net loss of Key Group amounted to $ 341,171 and $280,031 in 2000 and 1999, respectively. The minority interest represents the ownership of other entities in the Key Group net income or loss. The Company's share of the net loss of Key Group was $ 383,738 and $314,968 for 2000 and 1999, respectively.

(continued)

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

The Company's manufactured home servicing portfolio at the end of 2000 was approximately $505,000, consisting of $307,000 for institutional investors and $198,000 held by a third tier subsidiary of Key Group, Ltd. in which the Company is a limited partner, compared to a total manufactured home servicing portfolio of $929,000 at the end of 1999. This reduction of approximately $424,000 is attributable to loan foreclosures, loan payoffs and normal loan run off. In November 1999, FPMC sold its residential mortgage loan servicing portfolio that amounted to approximately $12.5 million at the date of sale.

Loan administration and production revenue for 2000 was $4,235,000 compared to $3,552,503 in 1999. The increase in loan administration and production revenue during 2000, as compared to 1999, is primarily due to increased loan originations from FPMC's retail branches. During 2000, FPMC originated approximately $109.1 million in new residential mortgage loans by its retail branches and approximately $211.1 million was originated through it's network of approved independent mortgage brokers compared to approximately $85.8 million and $235.2 million, respectively in 1999. The calendar year 1999 was a difficult year for the residential mortgage lending industry in general and FPMC experienced a significant reduction in its loan originations during 1999 due to the significant increase in mortgage interest rates as well a turnover in key sales staff at FPMC. In response to these factors, during the last quarter of 1999, FPMC reduced its staff and executive management of FPMC took pay reductions. Management of FPMC also initiated new procedures and techniques that emphasized individual sales person accountability. Management also increased efforts to recruit experienced sales personnel, which resulted in the acquisition of five new retail branches during year 2000. As a result of these efforts, for the last six months of 2000, FPMC funded approximately $175.9 million in new residential mortgage loans compared to approximately $144.0 million in the first six months of 2000 and approximately $137.8 million during the last six months of 1999. For the first quarter of 2001, FPMC has funded approximately $137.2 million in new residential mortgage loans.

Interest income for 2000 amounted to $1,211,947 compared to $1,187,655 in 1999. During 2000, the interest income earned by the Company on investments declined by approximately $52,000 or 30%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $162,000 from December 31, 1999 to December 31, 2000. During the year ended December 31, 2000, the interest income earned on mortgages held-for-sale increased by approximately $168,000 primarily due to higher mortgage loan interest rates during 2000 when compared to 1999. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 2000, amounted to $982,878 compared to $727,993 for the same period in 1999. The increase in interest expense for the year is primarily due to the increased average interest rate charged on the Company's loan participation agreement. During 2000, the weighted average interest on the Company's loan participation agreement was approximately 7.48% compared to 5.80% for 1999. The difference between interest income and interest expense in 2000 was approximately $230,000 compared to approximately $460,000 in 1999. The decrease in the spread between interest income and interest expense was primarily due to residential mortgage interest rates increasing at a slower rate than the interest rate paid on the borrowed funds. (See Liquidity and Capital Resources.)

(continued)

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

For the year ended December 31, 2000, First Apex Re ("FAR") had net income of approximately $168,000 compared to net income of approximately $147,000 for 1999. Revenues of FAR are for mortgage insurance premiums generated as a result of loans made by FPMC. The premiums generated on these policies renew annually until the loan is paid off or the loan to value is less than 80%. Revenue of FAR are dependent on the loans funded by FPMC.

During the years ended December 31, 2000 and 1999, the Company did not originate any manufactured home loans. The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 2000, the Company realized gain on sales of loans of $2,117,875 compared to $1,683,192 in 1999. During 2000, the volume of new residential mortgage loans sold by FPMC to governmental and private investors decreased to approximately $310.3 million compared to $338.6 million in 1999, however, the net margin realized on the sale of these mortgage loans increased by approximately 50%. During 2000, the Company also realized gains of approximately $21,000 on the sale of certain of its marketable investment securities compared to approximately $210,000 in 1999. In addition, during 1999 FPMC sold its residential mortgage loan servicing portfolio and realized a gain of approximately $93,000.

Salaries and related expenses for 2000 were $4,992,437 compared to $4,214,484 in 1999. This increase is primarily due to the acquisition of five new retail branches and the increase in the amount of commission expense resulting from the increased retail residential mortgage loan originations as discussed above.

Operating expenses for 2000 were $3,226,405 compared to $2,884,773 in 1999. This increase is due to the acquisition of five new retail branches during the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's portfolio of manufactured home loans held for investment and serviced for investors is a declining asset due to loan payoffs and normal loan run off. It is estimated that a majority of these manufactured home loans will be liquidated over the next 1 to 2 years. This decline in the manufactured home loans will adversely affect the Company's loan administration revenue, interest income and insurance premiums and commissions.

At December 31, 2000, the Company's total consolidated assets were $22,198,719 compared to $6,660,564 at December 31, 1999. Included in the Company's total assets are the assets of Key Group which amounted to $18,775,387 and $3,942,514 at December 31, 2000 and 1999, respectively. The Key Group assets at December 31, 2000, consisted primarily of cash and cash equivalents of $527,932, accounts receivable of $310,952, mortgage loans of $15,785,493, property and equipment of $1,005,400 and prepaid expenses and other assets of $567,957. The minority interest in the net assets of Key Group at December 31, 2000 amounted to $1,323,327 compared to $1,665,651 at December 31, 1999. At December 31, 1999, FPMC financed its mortgage lending activities using a loan participation financing structure under which the financial institution would purchase a 98% participation in the mortgage loans funded by FPMC. Under

(continued)

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

This arrangement, FPMC's balance sheet reflected net mortgage loans held for sale of $272,196 and the $9,474,000 in participations sold was carried as an off balance sheet item. At December 31, 2000, FPMC financed its mortgage lending activities using a line of credit financing structure under which the financial institution would advance up to 99% of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. Under this arrangement, FPMC's balance sheet includes net mortgage loans held for sale of $15,621,635 and loans under the line of credit of $15,220,309. During December 2000, FPMC funded approximately $29.9 million in mortgage loans compared to approximately $21.8 million in December 1999.

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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $1,429,350 at December 31, 2000. Included therein were cash and cash equivalents for Key Group of $527,932 and Apex Lloyds of $425,985. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

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

In December 2000, FPMC entered into a mortgage warehouse line of credit with a financial institution in the amount of $25,000,000 which expires on June 30, 2001. This warehouse line of credit replaced the master loan participation agreement that FPMC had with another financial institution. Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid. Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the advance rate. At December 31, 2000, approximately $15,220,000 in advances were outstanding under this agreement. On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000.

(continued)

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2.7 million and adjusted tangible net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may not exceed 10 to 1. Subsequent to December 31, 2000, FPMC was in violation of the total liabilities to adjusted tangible net worth covenant. The financial institution has waived the violation of this covenant, and the agreement has been amended. The amendment states that the total liabilities to adjusted tangible net worth may never exceed 15 to 1.

The Company had no material commitments for capital expenditures at December 31, 2000. As reflected in the attached financial statements, the stockholders' equity of the Company was $3,530,981 at December 31, 2000, and the stockholders' equity was $3,739,469 at December 31, 1999.

Item 7. Financial Statements

See following pages.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
First Financial Corporation

      We have audited the accompanying consolidated balance sheet of First Financial Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

April 5, 2001

401 WEST HIGHWAY 6 g P. O. BOX 20725 g WACO, TX 76702-0725 g (254) 772-4901g FAX: (254) 772-4920 g www.pbhcpa.com
AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 g HILLSBORO, TX (254) 582-2583 g TEMPLE, TX (254) 791-3460
ALBUQUERQUE, NM (505) 266-5904 g RIO RANCHO, NM (505) 898-3516

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS

Cash and cash equivalents	$ 868,826
Restricted cash	560,524
Accounts receivable	958,185
Receivables from related parties	608,500
Marketable investment securities	218,509
Real estate held-for-investment, at cost	444,000
Mortgage loans held-for-investment	250,390
Mortgage loans held-for-sale	15,621,635
Investments in and advances to affiliated companies	523,191
Property and equipment	795,324
Deferred tax benefit	316,119
Cash surrender value of officers' life insurance	313,223
Other assets	720,293

Total Assets	$ 22,198,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for losses under servicing agreements	$ 235,676
Estimated reserve for losses under insurance policies	71,343
Accounts payable	1,092,137
Accrued expenses and other liabilities	598,659
Payables to related parties	40,287
Note on line of credit	15,220,309
Note payable	72,500
Interest payable	12,320
Total Liabilities	17,343,231

Minority interest	1,324,507

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 183,750 shares, of which 10,222
shares are held in treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	3,255,076
Comprehensive income (loss)	(208,488)
3,566,290
Less: Treasury stock - at cost	35,309
Total Stockholders' Equity	3,530,981

Total Liabilities and Stockholders' Equity	$ 22,198,719

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2000	1999

REVENUE
Loan administration and production	$ 4,235,000	$ 3,552,503
Interest income	1,211,947	1,187,655
Insurance premiums and commissions	547,678	253,568
Consulting fees	396,460	290,390
Realized gain (losses) on sale of assets	2,117,875	1,683,192
Other	95,850	140,806
Total Revenue	8,604,810	7,108,114

COST AND EXPENSES
Salaries and related expenses	4,992,437	4,214,484
Interest expense	982,878	727,993
Provision for losses under servicing agreements and other	37,842	(219,000)
Operating expenses:
Professional fees	346,480	269,736
Depreciation and amortization	291,655	290,230
General and administrative expense	2,588,270	2,324,807
Total Cost and Expenses	9,239,562	7,608,250

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN EARNINGS
OF AFFILIATES, AND EXTRAORDINARY ITEMS	(634,752)	(500,136)

INCOME TAXES
Current	855	790
Total Income Taxes	855	790

INCOME BEFORE MINORITY INTEREST	(635,607)	(500,926)

MINORITY INTEREST (EARNINGS) LOSS	341,144	280,031

INCOME BEFORE EQUITY IN EARNINGS OF
AFFILIATES AND EXTRAORDINARY ITEMS	(294,463)	(220,895)

EQUITY IN EARNINGS (LOSS) OF AFFILIATES	139,848	61,845

NET INCOME (LOSS)	(154,615)	(159,050)

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses)	(53,873)	(5,252)

COMPREHENSIVE INCOME (LOSS)	$(208,488)	$(164,302)

INCOME (LOSS) PER COMMON SHARE	$(0.85)	$(0.95)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2000 AND 1999

Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock	Total

Balance, December 31, 1998	$ 1,000	$ 518,702	$ 3,419,378	$ (35,309)	$ 3,903,771

Comprehensive income	-	-	(164,302)	-	(164,302)

Balance, December 31, 1999	1,000	518,702	3,255,076	(35,309)	3,739,469

Comprehensive income	-	-	(208,488)	-	(208,488)

Balance, December 31, 2000	$ 1,000	$ 518,702	$ 3,046,588	$(35,309)	$ 3,530,981

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income (loss)	$(208,488)	$(164,302)
Adjustments to reconcile comprehensive income (loss) to
net cash provided for operating activities:
Realized (gain) losses on sale of assets	-	(6,920)
Depreciation and amortization	256,636	244,505
Realized (gain) loss on sale of mortgage loans	(2,117,873)	(1,589,830)
Equity in net (earnings) loss of affiliates	(60,611)	(56,636)
Provision for losses under servicing agreements and other	(137,775)	(201,062)
(Increase) decrease in accounts receivable	(530,994)	177,710
Increase (decrease) in accounts payable	871,290	(275,888)
Increase (decrease) in minority interest	(341,144)	(280,031)
Mortgage loans funded	(320,312,620)	(321,077,501)
Mortgage loans sold	316,539,431	341,593,032
Change in mortgage loan participations sold	(9,474,428)	(18,611,198)
Other	(207,661)	(64,670)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(15,724,237)	(312,791)

CASH FLOWS FROM INVESTING ACTIVITIES
(Gain) loss on sale of marketable investment securities, available-for-sale	(75,918)	(210,138)
Proceeds from sale of marketable investment securities, available-for-sale	176,764	386,529
Purchases of marketable investment securities, availiable-for-sale	(56,198)	(196,022)
Unrealized holding (gain) loss	50,495	5,252
Principal received on mortgage loans	215,997	396,267
Purchases of property and equipment	(145,282)	(326,700)
Proceeds from sales of property and equipment	-	6,920
Disposition of equipment	11,550	11,073

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	177,408	73,181

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	15,292,809	11,073

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	15,292,809	11,073

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(254,020)	(239,610)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,122,846	1,362,456

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 868,826	$ 1,122,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 1,025,471	$ 814,502

Federal income taxes paid	$ 855	$ 790

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

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

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 2000 and 1999, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

(continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Related Activities (Continued)

Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During 2000, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

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

Cash Equivalents

For the purposes of the 2000 and 1999 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Marketable Investment Securities

Marketable investment securities classified as available for sale are adjusted to market value at year-end. The unrealized gain is recorded net of income taxes as a component of comprehensive income. Realized gains or losses on sale of securities are calculated based on the specific identification method.

Investment in Affiliated Companies

Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 2000, are accounted for by the equity method.

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

(continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Hedging Anticipated Transactions

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

Mortgage Loan Servicing Rights

For mortgage loans sold, the Company retains the right to service certain loans. Those rights are capitalized and amortized over the life of the loan on a straight-line basis. As of December 31, 2000, the Company does not maintain a balance for loan servicing rights.

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

(continued)

2. CONTINGENCIES AND THE CURRENT OPERATING ENVIRONMENT (Continued)

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

3. LOAN ADMINISTRATION

The Company was servicing loans owned by institutional investors aggregating approximately $220,000 at December 31, 2000. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately $198,000 at December 31, 2000. Related trust funds of approximately $17,000 at December 31, 2000, on deposit in special bank accounts are not included in the consolidated financial statements.

(continued)

3. LOAN ADMINISTRATION (Continued)

In November 1999, the Company's majority owned subsidiary, Key Group Ltd., sold its residential mortgage loan-servicing portfolio for approximately $174,099, and incurred a gain of approximately $93,400. At the time of the sale, the servicing portfolio aggregated approximately $12.5 million for institutional investors. As of December 31, 2000, the Key Group, Ltd. did not service loans for institutional investors. Key Group, Ltd. serviced loans with a balance of approximately $36,400 for a related party. As of December 31, 2000 and 1999, the Company did not have servicing rights capitalized. Key Group, Ltd., amortized approximately $20,000 in 1999.

Key Group, Ltd., also holds trust funds of approximately $13,305 at December 31, 2000. These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements. These trust funds include monies that are related to the administration of loans.

4. MARKETABLE INVESTMENT SECURITIES

Marketable investment securities at December 31, 2000, consist of:
		Unrealized	Unrealized	Market
December 31, 2000	Cost	Gain	Loss	Value

Marketable equity securities - available-for-sale	$ 129,954	$ 88,555	$ -	$ 218,509
Corporate bonds - held-to-maturity	123,000	-	16,875	106,125

	$ 252,954	$ 88,555	$ 16,875	$ 324,634

The net unrealized gain for 2000 relating to securities available-for-sale is $71,680.

The corporate bonds mature as follows:

2001	$ 125,000

5. INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

Investment in and advances to affiliated companies consists of a 24% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 2000 and 1999. Summary financial information of Vidor, Ltd. and Whispering Pines, L.L.C. for the year ended December 31, 2000 and 1999, is as follows:

	2000	1999

Vidor, Ltd.
Assets	$ 1,801,384	$ 1,940,397
Liabilities	64,381	37,194

Equity	$ 1,737,003	$ 1,903,203

Revenue	$ 702,504	$ 291,629
Expenses	198,703	153,922

Net Income	$ 503,801	$ 137,707

	2000	1999

Whispering Pines
Assets	$ 141,794	$ 166,485

Equity	$ 141,794	$ 166,485

Revenue	$ 1,945	$ 1,815
Expenses	1,636	1,800

Net Income	$ 309	$ 15

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2000:

		Estimated
		Useful Lives
Land	$ 181,500
Buildings and improvements	398,936	10 to 40 years
Equipment, furniture and fixtures	1,698,247	3 to 10 years
	2,278,683
Less accumulated depreciation	1,483,359
	$ 795,324

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

	December 31
	2000	1999

Balance, beginning	$ 271,604	$ 442,555
Current provisions	(34,000)	(219,000)
Recoveries (losses) - net	1,928	48,049

Balance, ending	$ 235,676	$ 271,604

The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.

8. LEASES

The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

2001	$ 80,000
2002	34,000
Total	$ 114,000

The rental expense for equipment leases was $69,451 and $32,879 for December 31, 2000 and 1999, respectively.

The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:

2001	$ 179,000
2002	103,000
2003	12,000
Total	$ 294,000

The rental expense for office space was $241,501 and $81,408 for 2000 and 1999, respectively.

9. FINANCING AGREEMENTS

Prior to December 2000, the Company had a master whole-loan purchase agreement with a financial institution.

In December 2000, FPMC entered into a mortgage warehouse line of credit with a financial institution in the amount of $25,000,000 which expires on June 30, 2001. This warehouse line of credit replaced the master loan participation agreement that FPMC had with another financial institution. Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid. Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the advance rate. At December 31, 2000, approximately $15,220,000 in advances were outstanding under this agreement. On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000.

This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2.7 million and adjusted tangible net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may not exceed 10 to 1. Subsequent to December 31, 2000, FPMC was in violation of the total liabilities to adjusted tangible net worth covenant. The financial institution has waived the violation of this covenant, and the agreement has been amended. The amendment states that the total liabilities to adjusted tangible net worth may never exceed 15 to 1.

10. RELATED PARTY TRANSACTIONS

On September 30, 1991, the Company executed a Limited Partnership Agreement (the "Agreement") to form a limited partnership with the name "Key Group, Ltd." A certificate of Limited Partnership for Key Group, Ltd. ("Key Group") was filed with and approved by the Secretary of State of Texas on October 2, 1991. The limited partners in Key Group are the Company and Bluebonnet Investments, Ltd. ("Bluebonnet"). The general partners were Robert A. Mann and First Key Holdings.

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

Bluebonnet, a Texas limited partnership in which Robert A Mann and David W. Mann have direct and indirect interest (as described below), contributed cash or cash equivalents equal to $1,999,795 in exchange for 47,054 Units representing approximately 47.05% of Key Group.

(continued)

10. RELATED PARTY TRANSACTIONS (Continued)

Robert A. Mann, individually, and First Key Holdings, Inc., a Texas corporation which is owned by the David W. Mann 1990 Trust, of which Robert A. Mann was trustee and David W. Mann is a beneficiary, each contributed $212.50 for 5 Units each in Key Group. In November 2000, Citizens Land Corporation ("Citizens") purchased the .005% general partnership interest owned by Robert A. Mann and Shelter Resources, Inc. ("Shelter") purchased the general partnership interest owned by First Key Holdings, Inc. Citizens is directly and indirectly controlled by members of the Mann Family and Shelter is a wholly-owned subsidiary of the Company.

Key Group executed a Servicing Agreement with the Company pursuant to which the Company will continue to service the notes the Company contributed to Key Group.

Key Group conducts business through its wholly-owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"). First Preference Holdings owns two wholly-owned subsidiaries: First Preference Financial Corp. and Security Washington Avenue Corp. First Preference Mortgage Corp. originates and services residential mortgage loans and is an approved Seller/Servicer for Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), Veterans Administration ("VA") and Federal Housing Administration ("FHA"). During 1997, First Preference Holdings, Inc. transferred 100% of First Preference Mortgage Corp.'s stock to Security Washington Avenue Corp. in exchange for 100% of the outstanding stock of Security Washington Avenue Corp.

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

Bluebonnet is directly and indirectly controlled by members of the Mann family. Robert A. Mann is a general and limited partner of Bluebonnet in his individual capacity. He is also the Chairman of the Board and a director of Bluebonnet Enterprises, Inc., the corporate general partner of Bluebonnet. Robert A. Mann and Robert A. Mann's other two children (David W. Mann's siblings) have direct or indirect interest in limited partnerships, which are limited partners of Bluebonnet. Robert A Mann is the trustee and David W. Mann is a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships, which are limited partners of Bluebonnet. The Company has been advised that on March 20, 2001, Mary Hayden Mann Hunter and Walter J. Rusek accepted appointment a successor trustees of the trust, thereby removing Robert A Mann as trustee.

11. INCOME TAXES

The provision for income taxes consists of the following components at December 31, 2000 and 1999:

	2000	1999

Income tax expense (benefit) computed
at corporate Federal rate	$ (52,278)	$ (53,811)
Earnings (loss) of affiliates	(68,441)	(74,183)
Nondeductible reduction in reserve
for losses	12,866	(73,670)
Nondeductible income and expenses	(7,835)	(3,828)
Change in deferred tax asset	116,543	206,282

	$ 855	$ 790

The deferred tax benefit in the accompanying balance sheet at December 31, 2000, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$ 2,216,867

Deferred tax benefit attributable to reserve
for losses under servicing agreements	80,130

Deferred tax benefit applicable to unrealized
(gain) loss on marketable equity securities	18,317

Deferred tax asset valuation allowance	(1,999,195)

Net deferred tax asset	$ 316,119

The valuation allowance increased by approximately $27,000 due primarily to change in the amount deferred relating to reserve for losses under servicing, and difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 1999.

A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

At December 31, 2000, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $5,900,000 substantially all of which expire in 2002, 2003, 2006, 2018 and 2019, and consolidated unused contribution carryforwards of approximately $16,000 expiring from 2000-2005.

12. COMMITMENTS AND CONTINGENCIES

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $670,000 and $1,100,000 at December 31, 2000 and 1999, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,524 and are included in restricted cash at December 31, 2000.

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

13. SEGMENT REPORTING

The Company operates principally in two segments, mortgage banking and commission sales and underwriting of hazard insurance for manufactured housing primarily in the Central and Southeast region of Texas. Other segments include underwriting credit insurance, and land development through the Company's affiliated company.

Information concerning the Company's operations in different segments follows:

			Corporate
	Mortgage	Insurance	and
	Banking	Sales	Other	Consolidated

For the Year Ended December 31, 2000

Revenue	$ 7,530,745	$ 677,605	$ 396,460	$ 8,604,810
Operating profit (loss)	(784,292)	159,258	(9,718)	(634,752)
Identifiable assets	19,531,880	2,552,583	114,256	22,198,719
Depreciation	218,569	32,350	5,524	256,443
Capital expenditures	145,282	-	-	145,282

For the Year Ended December 31, 1999

Revenue	$ 6,429,004	$ 448,480	$ 290,047	$ 7,167,531
Operating profit (loss)	(769,326)	238,439	(101,147)	(632,034)
Identifiable assets	4,889,299	1,640,031	142,879	6,672,209
Depreciation	251,005	31,926	7,299	290,230
Capital expenditures	205,564	6,092	3,849	215,505

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

Accounts Receivable and Payable

The fair value of accounts receivable and accounts payable approximates the carrying value because of the short time until realization of those balances.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are net of allowance for loan loss. The fair value of mortgage loans held-for-sale is based upon the estimated price the investor is willing to pay. The value of these loans are:

	Carrying	Market
	Market	Value

Mortgage Loans Held-for-Sale	$ 15,621,635	$ 16,062,165

Mortgage Loans Held-for-Investment

Mortgage loans held-for-investment are net of any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

	Carrying	Market
	Market	Value

Mortgage Loans Held-for-Investment	$ 250,390	$ 265,382

15. CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $3,520,000 at December 31, 2000. Of that balance, approximately $360,000 relates to funds on deposit in the settlement account with a depository institution. The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

16. RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of twenty-one and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 2000, the Company incurred a total contribution expense of $29,773.

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

PART III
 (Continued)

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits included herein:

10 -	Twelfth Amendment to Master Whole-Loan Purchase
Agreement dated August 28, 2000, between
First Preference Mortgage Corp. and Bank One,
Texas, N.A.

10 -	Thirteenth Amendment to Master Whole-Loan
Purchase Agreement dated November 30, 2000,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	$25,000,000 Mortgage Warehouse Line of Credit
dated December 12, 2000, between
First Preference Mortgage Corp. and
Colonial Bank.

21 -	Subsidiaries of the Registrant

Exhibits hereby incorporated by reference:

3 -	Bylaws filed with Form 10-K year ended
December 31, 1991, on pages 38 to 64.

10 -	Limited Partnership Agreement with Key Group,
Ltd. dated September 30, 1991, filed with Form
8-K dated September 30, 1991, on pages 5 to 29.

10 -	Master Whole-Loan Purchase Agreement dated
March 27, 1996, between First Preference
Mortgage Corp. and Bank One Texas, N.A.

10 -	Second Amendment to Master Whole-Loan
Purchase Agreement dated June 24, 1997,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

(continued)

Item 13. Exhibits and Reports on Form 8-K. ;Page

Number
10 -	Third Amendment to Master Whole-Loan
Purchase Agreement dated July 24, 1997,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Fourth Amendment to Master Whole-Loan
Purchase Agreement dated August 24, 1997,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Fifth Amendment to Master Whole-Loan
Purchase Agreement dated September 29, 1997,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Sixth Amendment to Master Whole-Loan
Purchase Agreement dated February 27, 1998,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Seventh Amendment to Master Whole-Loan
Purchase Agreement dated May 31, 1998,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Eighth Amendment to Master Whole-Loan
Purchase Agreement dated August 31, 1998,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Ninth Amendment to Master Whole-Loan Purchase
Agreement dated December 30, 1998, between
First Preference Mortgage Corp. and Bank One,
Texas, N.A.

10 -	Tenth Amendment to Master Whole-Loan
Purchase Agreement dated May 1, 1999,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

10 -	Eleventh Amendment to Master Whole-Loan
Purchase Agreement dated August 30, 1999,
between First Preference Mortgage Corp.
and Bank One, Texas, N.A.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period ending December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION
s/ David W. Mann	_/s/ Annie Laurie Miller_
By: David W. Mann	By: Annie Laurie Miller
President and Principal Financial Officer	Executive Vice President and Principal Accounting Officer

Date: April 16, 2001	Date: April 16, 2001

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Date: April 6, 2001
Robert A. Mann, Director and
Chairman of the Board

/s/ David W. Mann	Date: April1 16, 2001
David W. Mann, Director and President

/s/ Walter J. Rusek	Date: April 16, 2001
Walter J. Rusek, Director

/s/ Jack Hauser	Date: April 16, 2001
Jack Hauser , Director

Date: April 6, 2001
Allen B. Mann, Director

/s/ Mary Hyden Mann Hunter	Date: April 16, 2001
Mary Hyden Mann Hunter, Director

/s/ Jim Motherall	Date: April 16, 2001
Jim Motherall, Director

/s/ Joe Walker	Date: April 16, 2001
Joe Walker, Director