Form 10QSB
period 2001-03-31
FIRST FINANCIAL CORP /TX/
filed 2001-05-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       March 31, 2001          Commission file number     0-5559

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

Yes      X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	173,528
(Class)	(Outstanding at April 30, 2001)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
MARCH 31, 2001

First Financial Corporation Consolidated Balance Sheet March 31, 2001 (Unaudited)

Assets
------------
Cash and cash equivalents	$ 783,056
Restricted cash	803,705
Accounts receivable	1,567,478
Marketable investment securities	227,106
Real estate held for investment,at cost	444,000
Mortgage loans	33,879,259
Investment in and advances to
affiliated companies	403,753
Property and equipment	779,582
Other assets	1,271,446
--------------------
Total Assets	$ 40,159,385
=========
Liabilities and Stockholders' Equity
-----------------------------------------------------
Notes on line of credit	$ 33,345,597
Accounts payable	909,027
Estimated reserve for losses under servicing
agreements	235,676
Other liabilities	806,549
--------------------
Total Liabilities	35,296,849
--------------------

Minority interest	1,360,622
--------------------
Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	3,017,521
--------------------
3,537,223
Less:Treasury stock - at cost	(35,309)
--------------------
Total Stockholders' Equity	3,501,914
--------------------
Total Liabilities and Stockholders' Equity	$ 40,159,385
=========

See accompanying notes to consolidated financial statements.

First Financial Corporation Consolidated Statements of Income Three months ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
	----------	----------
Revenues:
Loan administration	$ 2,164,369	$ 999,986
Interest income	401,320	238,965
Other income	231,062	189,310
	--------------------	--------------------
Total revenues	2,796,751	1,428,261

Expenses:
Salaries and related expenses	1,507,384	1,025,197
Interest expense	383,242	159,505
Provision for losses under servicing
agreements	-	(34,000)
Other operating expenses	868,233	687,302
	--------------------	--------------------
Total expenses	2,758,859	1,838,004
	--------------------	--------------------
Income before income taxes,
minority interest, and equity in earnings
(loss) of affiliates	37,892	(409,743)

Federal income taxes	-	-
	--------------------	--------------------
Income before minority interest	37,892	(409,743)

Minority interest in net loss (income)	(36,143)	184,072
	--------------------	--------------------
Income before equity in earnings
(loss) of affiliates	1,749	(225,671)

Equity in earnings (loss) of affiliates	(26,434)	13,376

Net income	(24,685)	(212,295)

Other comprehensive income:
Unrealized holding gains (losses)	(4,382)	(5,874)
	--------------------	--------------------
Comprehensive income	$ (29,067)	$ (218,169)
	==========	==========
Income per common share	($ 0.17)	($ 1.26)
	==========	==========

See accompanying notes to consolidated financial statements.

First Financial Corporation Consolidated Statement of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	----------------------------
	2001	2000
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($ 29,068)	($ 218,170)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	69,163	69,541
Provision for losses under servicing agreements	-	(34,000)
Equity in (income) loss of affiliates	26,434	(13,376)
Realized losses on marketable investment securities	-	(2,473)
Net (increase) decrease in accounts receivable	(793)	(31,032)
Net (increase) decrease in other assets	78,189	(1,206)
Net increase (decrease) in accounts payable	(183,110)	394,511
Net increase (decrease) in other liabilities	83,940	(210,771)
Increase in minority interest	36,115	(184,071)
(Increase) decrease in restricted cash used
in operating activities - net	(243,181)	(192,992)
Increase in mortgage loans - net	-	-
Mortgage loans funded	(137,182,157)	(61,245,346)
Mortgage loans sold	119,133,348	58,759,785
Increase in mortgage loans participations sold	-	2,442,087
Other	104,034	(190,822)
	--------------------	--------------------
Net cash provided (used) for operating activities	(18,107,086)	(658,335)
	--------------------	--------------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	-	10,113
Purchases of marketable investment securities	(15,163)	(66,303)
Unrealized holding (gain) loss	-	5,874
Purchase of property and equipment	(46,363)	(52,102)
Principal collections on mortgage loans	30,054	63,116
Amortization of discount on mortgage loans purchased	-	(6,933)
(Advances to) repayments from affiliates	-	-
	--------------------	--------------------
Net cash provided (used) for investing activities	(31,472)	(46,235)
	--------------------	--------------------
Cash flows from financing activities:
Proceeds from short term borrowings	18,052,788	-
	--------------------	--------------------
Net cash used for financing activities	18,052,788	-
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	(85,770)	(704,570)
Cash and cash equivalents at beginning of year	868,826	1,122,846
	--------------------	--------------------
Cash and cash equivalents at end of period	$ 783,056	$ 418,276
	=========	=========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 228,337	$ 126,250
	=========	=========

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $461,000 at March 31, 2001, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,495 and are included in restricted cash at March 31, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $29,067 for the quarter ended March 31, 2001 compared to net loss of $218,169 for the same period in 2000. Loan administration revenues were $2,164,369 for the first quarter for 2001 compared to $999,986 for the first quarter of 2000. The increase in loan administration revenues is primarily due to increased loan origination fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 2001, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $127.6 million in new residential mortgage loans compared to approximately $61.2 million during the same period in 2000. The increase in mortgage loan fundings is primarily due to interest rate deceases during the three months ended March 31, 2001.

For the quarter ended March 31, 2001, Key Group had a net income of $76,796 compared to a net loss of ($391,109) for the same period in 2000. This significant improvement by Key Group is primarily due the increase in residential mortgage loan originations as discussed above. The minority interest in the net income of Key Group amounted to ($36,143) for the quarter ended March 31, 2001 compared to a minority interest in the net loss of $184,072 for the quarter ended March 31, 2000. The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net income (loss) of Key Group was $40,657 and ($207,037) for the quarter ended March 31, 2001 and 2000, respectively .

Interest income for the quarter ended March 31, 2001 amounted to $401,320 compared to $238,965 for the same period in 2000. This increase is primarily due to the significant increase in new residential mortgage loans originated during the first quarter of 2001 as compared to 2000 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $1,507,384 for the three months ended March 31, 2001, compared to $1,025,197 for the three months ended March 31, 2000. This increase is primarily due to the acquisition of four new retail branches and the increase in the amount of commission expense resulting from the increased retail residential mortgage loan originations. During the quarter ended

March 31, 2000, retail mortgage loan originations amounted to approximately $34.1 million compared to $18.7 for the same period in 2000.

For the quarter ended March 31, 2001, interest expense amounted to $383,242 compared to $159,505 for the same period in 2000. The significant increase in interest expense for the quarter ended March 31, 2001 is primarily due to increased utilization of the Company's mortgage warehouse line of credit resulting from the approximately 208% increase in new residential loan originations for the quarter ended March 31, 2001 as discussed above. In addition, the weighted average interest rate for the three months ended March 31, 2001 was approximately 7.369% compared to 6.732% for the same period in 2000.

During the quarter ended March 31, 2001, the provision for losses under servicing agreements was ($0) resulting in a balance in the reserve for losses under servicing agreements of $235,676 at March 31, 2001. For the quarter ended March 31, 2000, the Company had a negative provision for losses under servicing agreements of ($34,000) which resulted in a balance in the reserve for losses under servicing agreements of $237,603 at March 31, 2000. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The consolidated statements of income for the three months ended March 31, 2001 reflect equity in the net loss of affiliates of ($26,434) compared to a net income of $13,376 for the three months ended March 31, 2000.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 2001, unrealized holding losses amounted to ($4,382) compared to unrealized holding losses of ($5,874) for the quarter ended March 31, 2000.

Financial Condition

At March 31, 2001, the Company's total assets were $40,159,385 compared to $6,408,063 at March 31, 2000. Included in the Company's total assets are the assets of Key Group which amounted to $37,337,624 and $3,679,983 at March 31, 2001 and 2000, respectively. The Key Group assets at March 31, 2001 consisted primarily of cash and cash equivalents of $749,779, mortgage loans of $33,796,143, property and equipment of $951,830 and accounts receivable, prepaid expenses and other assets of $1,839,872. The minority interest in the net assets of Key Group at March 31, 2001 amounted to $1,360,622 compared to $1,481,580 at March 31, 2000. At March 31, 2000, FPMC financed its mortgage lending activities using a loan participation financing structure under which the financial institution would purchase a 98% participation in the mortgage loans funded by FPMC. Under this arrangement, FPMC's balance sheet reflected net mortgage loans held for sale of $409,596 and the

$11,916,515 in participations sold was carried as an off balance sheet item. At March 31, 2001, FPMC financed its mortgage lending activities using a line of credit financing structure under which the financial institution would advance up to 99% of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. Under this arrangement, FPMC's balance sheet includes net mortgages held of sale of $33,658,923 and loans under the line of credit of $33,345,597 .

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,586,761 at March 31, 2001. Included therein was cash and cash equivalents for Key Group of $749,779 and Apex Lloyds Insurance Company of $781,583. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2000, FPMC has a mortgage warehouse line of credit with a financial institution totaling $35,000,000 which expires June 30, 2001. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2,700,000 and adjusted-tangible-net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 10 to 1. As of February 28, 2001, FPMC was in violation of the total liabilities to adjusted tangible net worth covenant. The financial institution has waived the violation of this covenant, and the agreement has been amended. The amendment states that the total liabilities to adjusted tangible net worth may never exceed 15 to 1. In April 2001, this line of credit was amended to increase the maximum amount to $50,000,000.

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

Item 6. Exhibits and Reports on Form 8-K

A form 8-K with a report date of February 6, 2001 was filed on February 13, 2001, increasing the number of directors and electing two new directors.

A form 8-K with a report date of March 20, 2001, was filed on April 4, 2001, pertaining to changes in control of the registrant.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date May 14, 2001	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date May 14, 2001	/s/ Annie Laurie Miller
Annie Laurie Miller
Executive Vice President and Principal Accounting Officer