Form 10QSB
period 2001-06-30
FIRST FINANCIAL CORP /TX/
filed 2001-08-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       June 30, 2001               Commission file number        0-5559

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
Yes      X            No                .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Common Stock, No Par Value	173,528
(Class)	(Outstanding at July 31, 2001)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 2001

INDEX

Part I	Financial Information	Page No.

	Item 1. Financial Statements

	Consolidated Balance Sheet as of	1
	June 30, 2001

	Consolidated Statements of Income	2
	for the Three-Months and Six Months
	ended June 30, 2001 and 2000

	Consolidated Statements of Cash Flow
	for the Six-Months
	ended June 30, 2001 and 2000	3

	Notes to Consolidated Financial
	Statements	4-5

	Item 2. Management's Discussion and Analysis
	of Results of Operations and Financial	5-7
	Condition

	Part II Other Information

	Item 1. Legal Proceedings	7

	Item 4. Submission of Matters to a Vote
	Of Security Holders	7-8

	Item 6. Exhibits and Reports on Form 8-K	8

First Financial Corporation Consolidated Balance Sheet June 30, 2001 (Unaudited)

Assets
-----------
Cash and cash equivalents	$ 1,024,490
Restricted cash	838,506
Accounts receivable	1,551,132
Marketable investment securities	296,405
Real estate held for investment,at cost	444,000
Mortgage loans	26,102,073
Investment in and advances to
affiliated companies	437,792
Property and equipment	743,764
Other assets	1,113,745
Total Assets	$ 32,551,907

Liabilities and Stockholders' Equity
---------------------------------------------------
Notes on line of credit	25,631,303
Accounts Payable	1,001,608
Estimated reserve for losses under servicing
agreements	236,929
Other liabilities	697,455
Total Liabilities	27,567,295

Minority interest	1,389,375

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additonal paid-in capital	518,702
Retained earnings	3,110,844
3,630,546
Less:Treasury stock - at cost	(35,309)
Net unrealized loss on marketable
investment securities	-
Total Stockholders' Equity	3,595,237
Total Liabilities and Stockholders' Equity	$ 32,551,907

See accompanying notes to consolidated financial statements.

First Financial Corporation Consolidated Statements of Income Three months and Six months ended June 30, 2001 and 2000 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:
Loan administration	$ 2,351,195	$ 1,828,881	$ 4,515,564	$ 2,828,867
Interest income	653,034	307,437	1,054,354	546,402
Other income	259,875	254,714	490,937	444,024
Total Revenues	3,264,104	2,391,032	6,060,855	3,819,293

Expenses:
Salaries and related expenses	1,629,697	1,327,493	3,137,081	2,352,690
Interest expense	556,128	249,048	939,370	408,553
Provision for losses under servicing
agreements	-	-	-	(34,000)
Other operating expenses	1,034,721	913,176	1,902,954	1,600,478
Total Expenses	3,220,546	2,489,717	5,979,405	4,327,721
Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	43,558	(98,685)	81,450	(508,428)

Federal income taxes	-	-	-	-
Income before minority interest	43,558	(98,685)	81,450	(508,428)

Minority interest in net loss (income)	(28,754)	56,444	(64,897)	240,516
Income before equity in earnings (loss) of
affiliates	14,804	(42,241)	16,553	(267,912)

Equity in earnings (loss) of affiliates	33,489	109,850	7,055	123,226
Net income	48,293	67,609	23,608	(144,686)

Other comprehensive income:
Unrealized holding gains (losses)	45,030	10,252	40,648	4,378
Net income	$ 93,323	$ 77,861	$ 64,256	$ (140,308)

Income Per Common Share	$0.54	$0.45	$0.37	($0.81)

See accompanying notes to consolidated financial statements.

First Financial Corporation Consolidated Statements of Cash Flow
	(Unaudited)
	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$ 64,255	$ (140,308)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	130,198	142,805
Provision for losses under servicing agreements	-	(34,000)
Equity in (income) loss of affiliates	(7,055)	(123,226)
Realized (gains) losses on marketable investment securities	(1,181)	(2,473)
Net (increase) decrease in accounts receivable	15,553	(139,425)
Net (increase) decrease in other assets	235,890	(92,301)
Net increase (decrease) in accounts payable	(90,529)	533,436
Net increase (decrease) in other liabilities	(25,154)	(128,523)
Increase in minority interest	64,868	(240,515)
(Increase) decrease in restricted cash used
in operating activities - net	(277,982)	(161,951)
Mortgage loans funded	(303,225,701)	(144,324,698)
Mortgage loans sold	292,960,812	138,131,534
Increase in mortgage loans participations sold	-	5,941,494
Other	10,588	143,963
Net cash provided (used) for operating activities	(10,145,438)	(494,188)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	10,924	10,113
Purchases of marketable investment securities	(32,504)	(78,470)
Unrealized holding (gains) losses	-	(4,378)
Purchase of property and equipment	(65,148)	(114,259)
Principal collections on mortgage loans	49,336	129,207
Amortization of discount on mortgage loans purchased	-	(12,397)
(Advances to) repayments from affiliates	-	99,600
Net cash provided (used) for investing activities	(37,392)	29,416
Cash flows from financing activities:
Payment on notes payable	10,338,494	-
Net cash used for financing activities	10,338,494	-

Net increase (decrease) in cash and cash equivalents	155,664	(464,772)
Cash and cash equivalents at beginning of year	868,826	1,122,846
Cash and cash equivalents at end of period	$ 1,024,490	$ 658,074

Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 813,478	$ 358,408

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $438,000 at June 30, 2001, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,495 and are included in restricted cash at June 30, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had net income of $64,256 for the six months ended June 30, 2001 compared to net loss of $140,308 for the same period in 2000. Loan administration revenues were $4,515,564 for the first six months of 2001 compared to $2,828,867 for the same period of 2000. The increase in loan administration revenues is primarily due to increased loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2001, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $303.2 million in new residential mortgage loans compared to approximately $144.3 million during the same period in 2000. The increase in mortgage loan fundings is primarily due to decreases in the residential mortgage interest rates during the six months ended June 30, 2001.

For the six months ended June 30, 2001, Key Group had a net income of $137,890 compared to a net loss of ($511,041) for the same period in 2000. This significant improvement by Key Group is primarily due the increase in residential mortgage loan originations as discussed above. The minority interest in the net income of Key Group amounted to ($64,897) for the six months ended June 30, 2001 compared to a minority interest in the net loss of $240,516 for the comparable period in 2000. The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net income (loss) of Key Group was $73,000 and ($270,525) for the six months ended June 30, 2001 and 2000, respectively.

Interest income for the six months ended June 30, 2001 amounted to $1,054,354 compared to $546,402 for the same period in 2000. This increase is primarily due to the significant increase in new residential mortgage loans originated during the first six months of 2001 as compared to 2000 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $3,137,081 for the six months ended June 30, 2001, compared to $2,352,690 for the same period in 2000. This increase is primarily due to an increase in the amount of commission expense resulting from the increased retail residential mortgage loan originations. Four new retail branches were acquired during the second quarter of 2000. During the six months ended June 30, 2001, retail mortgage loan originations amounted to approximately $77.5 million compared to $51.6 for the same period in 2000.

For the six months ended June 30, 2001, interest expense amounted to $939,370 compared to $408,553 for the same period in 2000. The significant increase in interest expense for the six months ended June 30, 2001 is primarily due to increased utilization of the Company's mortgage warehouse line of credit resulting from the approximately 210% increase in new residential loan originations for the six months ended June 30, 2001 as discussed above. In addition, the weighted average interest rate for the six months ended June 30, 2001 was approximately 6.75% compared to 7.15% for the same period in 2000.

During the six months ended June 30, 2001, the provision for losses under servicing agreements was ($0) resulting in a balance in the reserve for losses under servicing agreements of $236,929 at June 30, 2001. For the six months ended June 30, 2000, the Company had a negative provision for losses under servicing agreements of ($34,000) which resulted in a balance in the reserve for losses under servicing agreements of $235,998 at June 30, 2000. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The consolidated statements of income for the six month ended June 30, 2001 reflect equity in the net income of affiliates of $7,055 compared to net income of $123,226 for the same period in 2000. During 2000, the affiliates realized gains on the sale of certain real estate.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2001, unrealized holding gains amounted to $40,648 compared to unrealized holding gains of $4,378 for the six months ended June 30, 2000.

Financial Condition

At June 30, 2001, the Company's total assets were $32,551,907 compared to $6,649,048 at June 30, 2000. Included in the Company's total assets are the assets of Key Group which amounted to $29,553,076 and $3,822,352 at June 30, 2001 and 2000, respectively. The Key Group assets at June 30, 2001 consisted primarily of cash and cash equivalents of $976,413, mortgage loans of $26,021,420, property and equipment of $919,419 and accounts receivable, prepaid expenses and other assets of $1,635,824. The minority interest in the net assets of Key Group at June 30, 2001 amounted to $1,389,375 compared to $1,425,136 at June 30, 2000. At June 30, 2000, FPMC financed its mortgage lending activities using a loan participation financing structure under which the financial institution would purchase a 98% participation in the mortgage loans funded by FPMC. Under this arrangement, FPMC's balance sheet reflected net mortgage loans held for sale of $309,273 and the $15,547,487 in participations sold was carried as an off balance sheet item. At June 30, 2001, FPMC financed its mortgage lending activities using a line of credit financing structure under which the financial institution would advance up to 99% of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. Under this arrangement, FPMC's balance sheet includes net mortgages held of sale of $25,901,021 and loans under the line of credit of $25,631,303.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,862,996 at June 30, 2001. Included therein was cash and cash equivalents for Key Group of $976,413 and Apex Lloyds Insurance Company of $840,667. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2000, FPMC has a mortgage warehouse line of credit with a financial institution totaling $50,000,000 which expired June 30, 2001. This agreement was extended until August 31, 2001. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2,700,000 and adjusted-tangible-net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. First Preference Mortgage Corp. is in the process negotiating a renewal of this agreement which expires August 31, 2001.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held on May 15, 2001, pursuant to an information statement dated April 17, 2001, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of Directors: John Carl Hauser, David W. Mann, Robert A. Mann, Walter J. Rusek, Mary Hyden Mann Hunter, Allen B. Mann, James Lee Motheral and Joseph Edward Walker.

In other matters, the shareholders approved the selection of Pattillo, Brown & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 2001 and ratified and approved all actions taken by the Company's directors and management during the preceeding year. No other matters were voted upon.

Item 6.   Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

Date August 14, 2001	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date August 14, 2001	/s/ Annie Laurie Miller
Annie Laurie Miller
Executive Vice President and
Principal Accounting Officer