Form 10QSB
period 2001-09-30
FIRST FINANCIAL CORP /TX/
filed 2001-11-14
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       September 30, 2001         Commission file number         0-5559

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
Yes      X      No               .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	173,528
(Class)	(Outstanding at August 31, 2001)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 2001

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
September 30, 2001

Consolidated Statements of Income	2
for the Three-Months and Nine Months
ended September 30, 2001 and 2000

Consolidated Statements of Cash
Flow for the Nine-Months
ended September 30, 2001 and 2000	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial
Condition	5-7

Part II Other Information

Item 1. Legal Proceedings	7

Item 6. Exhibits and Reports on Form
8-K	7

First Financial Corporation
Consolidated Balance Sheet
September 30, 2001
(Unaudited)

Assets
------
Cash and cash equivalents	$ 1,012,874
Restricted cash	885,122
Accounts receivable	1,532,420
Marketable investment securities	258,808
Real estate held for investment,at cost	444,000
Mortgage loans	21,832,877
Investment in and advances to
affiliated companies	405,244
Property and equipment	695,285
Other assets	1,152,634
Total Assets	$ 28,219,264

Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	21,430,835
Note payable	50,000
Accounts payable	888,681
Estimated reserve for losses under servicing
agreements	236,929
Other liabilities	593,709
Total Liabilities	23,200,154

Minority interest	1,421,991

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additonal paid-in capital	518,702
Retained earnings	3,112,726
3,632,428
Less:Treasury stock - at cost	(35,309)
Net unrealized loss on marketable
investment securities	-
Total Stockholders' Equity	3,597,119
Total Liabilities and Stockholders' Equity	$ 28,219,264

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Nine months ended September 30, 2001 and 2000
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	--------------------------------		--------------------------------
	2001	2000	2001	2000
	----------	----------	----------	----------
Revenues:
Loan administration	$ 1,863,967	$ 1,804,424	$ 6,379,531	$ 4,633,291
Interest income	392,647	347,442	1,447,001	893,844
Other income	520,541	194,534	1,011,478	638,558
Total Revenues	2,777,155	2,346,400	8,838,010	6,165,693

Expenses:
Salaries and related expenses	1,464,362	1,321,564	4,601,443	3,674,254
Interest expense	297,070	270,758	1,236,440	679,311
Provision for losses under servicing
agreements	-	-	-	(34,000)
Other operating expenses	882,158	745,689	2,785,112	2,346,167
Total Expenses	2,643,590	2,338,011	8,622,995	6,665,732
Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	133,565	8,389	215,015	(500,039)

Federal income taxes	188	855	188	855
Income before minority interest	133,377	7,534	214,827	(500,894)

Minority interest in net loss (income)	(32,615)	2,441	(97,512)	242,957
Income before equity in earnings (loss)
of affiliates	100,762	9,975	117,315	(257,937)

Equity in earnings (loss) of affiliates	(32,984)	(3,801)	(25,929)	119,425
Net income	67,778	6,174	91,386	(138,512)

Other comprehensive income:
Unrealized holding gains (losses)	(65,896)	34,779	(25,248)	39,157
Net income	$ 1,882	$ 40,953	$ 66,138	$ (99,355)

Income Per Common Share	$ 0.01	$ 0.24	$ 0.38	($ 0.57)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Nine Months Ended
	September 30,
	----------------------------
	2001	2000
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	$ 66,138	$ (99,355)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	177,856	180,772
Provision for losses under servicing agreements	-	(34,000)
Equity in (income) loss of affiliates	25,929	(119,425)
Realized (gains) losses on marketable investment securities	(1,181)	28,434
Net (increase) decrease in accounts receivable	34,265	(167,821)
Net (increase) decrease in other assets	197,002	(47,537)
Net increase (decrease) in accounts payable	(203,456)	611,880
Net increase (decrease) in other liabilities	(128,900)	(156,785)
Increase in minority interest	97,484	(242,956)
(Increase) decrease in restricted cash used
in operating activities - net	(324,598)	(214,350)
Mortgage loans funded	(419,913,255)	(233,631,391)
Mortgage loans sold	413,898,121	224,928,628
Increase in mortgage loans participations sold	-	8,335,788
Other	59,291	87,773
Net cash provided (used) for operating activities	(6,015,304)	(540,345)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	10,924	29,628
Purchases of marketable investment securities	(33,097)	(79,007)
Unrealized holding (gains) losses	-	(39,157)
Purchase of property and equipment	(70,792)	(109,116)
Principal collections on mortgage loans	64,291	176,746
Amortization of discount on mortgage loans purchased	-	(25,747)
(Advances to) repayments from affiliates	-	158,400
Net cash provided (used) for investing activities	(28,674)	111,747
Cash flows from financing activities:
Payment on notes payable	6,188,026	-
Net cash used for financing activities	6,188,026	-

Net increase (decrease) in cash and cash equivalents	144,048	(428,598)
Cash and cash equivalents at beginning of year	868,826	1,122,846
Cash and cash equivalents at end of period	$ 1,012,874	$ 694,248

Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 1,174,467	$ 624,472

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $415,000 at September 30, 2001, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,495 and are included in restricted cash at September 30, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had net income of $66,138 for the nine months ended September 30, 2001 compared to net loss of $99,355 for the same period in 2000. Loan administration revenues were $6,379,531 for the first nine months of 2001 compared to $4,633,291 for the same period of 2000. The increase in loan administration revenues is primarily due to increased loan origination fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 2001, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $419.9 million in new residential mortgage loans compared to approximately $233.6 million during the same period in 2000. The increase in mortgage loan fundings is primarily due to decreases in the residential mortgage interest rates during the nine months ended September 30, 2001.

For the nine months ended September 30, 2001, Key Group had a net income of $207,190 compared to a net loss of ($516,226) for the same period in 2000. This significant improvement by Key Group is primarily due the increase in residential mortgage loan originations as discussed above. The minority interest in the net income of Key Group amounted to ($97,512) for the nine months ended September 30, 2001 compared to a minority interest in the net loss of $242,957 for the comparable period in 2000. The minority interest represents the ownership of other entities in the Key Group net income or net loss. The Company's share of the net income (loss) of Key Group was $109,678 and ($273,269) for the nine months ended September 30, 2001 and 2000, respectively.

Interest income for the nine months ended September 30, 2001 amounted to $1,447,001 compared to $893,844 for the same period in 2000. This increase is primarily due to the significant increase in new residential mortgage loans originated during the first six months of 2001 as compared to 2000 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses increased to $4,601,443 for the nine months ended September 30, 2001, compared to $3,674,254 for the same period in 2000. This increase is primarily due to an increase in the amount of commission expense resulting from the increased retail residential mortgage loan originations. Four new retail branches were acquired during the second quarter of 2000. During the nine months ended September 30, 2001, retail mortgage loan originations amounted to approximately $107.9 million compared to $84.2 for the same period in 2000.

For the nine months ended September 30, 2001, interest expense amounted to $1,236,440 compared to $679,311 for the same period in 2000. The significant increase in interest expense for the nine months ended September 30, 2001 is primarily due to increased utilization of the Company's mortgage warehouse line of credit resulting from the approximately 180% increase in new residential loan originations for the nine months ended September 30, 2001 as discussed above. In addition, the weighted average interest rate for the nine months ended September 30, 2001 was approximately 6.42% compared to 7.30% for the same period in 2000.

During the nine months ended September 30, 2001, the provision for losses under servicing agreements was ($0) resulting in a balance in the reserve for losses under servicing agreements of $236,929 at September 30, 2001. For the nine months ended September 30, 2000, the Company had a negative provision for losses under servicing agreements of ($34,000) which resulted in a balance in the reserve for losses under servicing agreements of $235,573 at September 30, 2000. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The consolidated statements of income for the nine months ended September 30, 2001 reflect equity in the net loss of affiliates of ($25,929) compared to net income of $119,425 for the same period in 2000. During 2000, the affiliates realized gains on the sale of certain real estate.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2001, unrealized holding losses amounted to ($25,248) compared to unrealized holding gains of $39,157 for the nine months ended September 30, 2000.

Financial Condition

At September 30, 2001, the Company's total assets were $28,219,264 compared to $6,737,317 at September 30, 2000. Included in the Company's total assets are the assets of Key Group which amounted to $25,220,754 and $3,919,301 at September 30, 2001 and 2000, respectively. The Key Group assets at September 30, 2001 consisted primarily of cash and cash equivalents of $943,617, mortgage loans of $21,754,296, property and equipment of $874,509 and accounts receivable, prepaid expenses and other assets of $1,648,332. The minority interest in the net assets of Key Group at September 30, 2001 amounted to $1,421,991 compared to $1,422,695 at September 30, 2000. At September 30, 2000, FPMC financed its mortgage lending activities using a loan participation financing structure under which the financial institution would purchase a 98% participation in the mortgage loans funded by FPMC. Under this arrangement, FPMC's balance sheet reflected net mortgage loans held for sale of $424,578 and the $18,005,158 in participations sold was carried as an off balance sheet item. At September 30, 2001, FPMC financed its mortgage lending activities using a line of credit financing structure under which the financial institution would advance up to 99% of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. Under this arrangement, FPMC's balance sheet includes net mortgages held of sale of $21,646,780 and loans under the line of credit of $21,430,835.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,897,996 at September 30, 2001. Included therein was cash and cash equivalents for Key Group of $943,617 and Apex Lloyds Insurance Company of $887,663. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2000, FPMC has a mortgage warehouse line of credit with a financial institution totaling $50,000,000 which expired June 30, 2001. This agreement was extended until August 31, 2001. This agreement was renewed in the amount of $45,000,000 with a maturity date of March 31,2002. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2,700,000 and adjusted-tangible-net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1.

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

No Form 8-K was filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

Date November 14, 2001	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date November 14, 2001	/s/ Annie Laurie Miller
Annie Laurie Miller
Executive Vice President and
Principal Accounting Officer