Form 10KSB
period 2001-12-31
FIRST FINANCIAL CORP /TX/
filed 2002-04-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     December 31, 2001

Commission file number                                                         0-5559

FIRST FINANCIAL CORPORATION
(Exact Name of Small Business Issuer in Its Charter)

Texas	74-1502313
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

800 Washington Avenue, Waco, Texas	76701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code	(254) 757-2424

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange on
Title of Each Class	Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [✓ ]

State issuer's revenue for its most recent fiscal year $12,071,286.

There is no established trading market for the registrant's class of voting stock and, therefore, registrant cannot determine the aggregate value of voting stock held by nonaffiliates.

The number of shares outstanding of the issuer's no par value common stock was 173,528 at March 31, 2002.

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

Transitional Small Business Disclosure Format (check one)

Yes     No   X

Total number of pages, including cover pages - 39

PART I

Item 1. Description of Business

First Financial Corporation (the "Company") was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas. During the last three years, the primary business of the Company, either directly or through its wholly-owned and majority-owned subsidiaries, has been servicing a decreasing portfolio of manufactured home loans, originating and servicing residential mortgage loans, engaging in a limited amount of insurance activities, and providing consulting and data processing services to related companies. The Company has a significant investment in another financial services business. (See discussion below of Key Group, Ltd.) The Company has over a period of time moved most of its operations into its subsidiaries.

As of February 28, 2002, the Company serviced a portfolio of manufactured home loans aggregating approximately $383,720 sold to conventional investors or held for investment by the Company. This activity generates service fee and loan administration income, as well as interest income. A majority of these manufactured home loans carry some type of insurance against all or a portion of the credit risk. The Company's servicing activities include collecting payments from borrowers and remitting such funds to investors, accounting for loan principal and interest, investor reporting, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, making inspections as required of the mortgage premises, contacting delinquent borrowers, supervising foreclosures and property disposition in the event of unremedied defaults and administrative duties. The Company contracts with First Preference Mortgage Corp., as subservicer, to provide the actual servicing activities. (See discussion below of First Preference Mortgage Corp.)

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

The Company owns a partnership interest in Key Group, Ltd., a Texas limited partnership ("Key Group"). (See discussion below of Recent Changes in Ownership Structure) Key Group conducts business through its wholly owned subsidiary, First Preference Holdings, Inc. ("First Preference Holdings"), which has two wholly-owned subsidiaries: Security Washington Avenue Corp. ("Security") and First Preference Financial Corp. On September 30, 2000, First Preference Holdings transferred its 100% stock ownership in First Financial Information Services, Inc. to Security which subsequently transferred the ownership to its wholly owned subsidiary, First Preference Mortgage Corp. ("FPMC"). FPMC originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. FPMC currently operates retail branch offices in Waco, Colleyville, Victoria, Corpus Christi, and Tyler, Texas. Each retail branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective markets. FPMC also originates loans received from approximately six hundred FPMC approved independent mortgage loan brokers located in Texas. On January 22, 2002, FPMC was licensed to conduct mortgage lending in the State of Georgia. FPMC has opened an operations center in Georgia and will be originating loans through approved brokers. Substantially all of the loans originated by FPMC are sold to governmental or private investors. During 1999, 2000, and 2001, FPMC originated approximately $321 million, $320 million and $591 million, respectively, in new residential mortgage loans.

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

In January 2002, FPMC received approval from the Texas Department of Insurance to acquire Tri-Triangle Agency, Inc. ("TIA"). FPMC purchased 100% of the outstanding common stock of TIA from a related party for $2,723, which represented the book value of TIA. TIA will solicit homeowners insurance policies on residential mortgage loans originated by FPMC.

(continued)

Item 1. Description of Business (Continued)

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

A wholly owned subsidiary of FPMC, First Financial Information Services, Inc. ("FFISI") provides data processing services for FPMC.

First Preference Financial Corp. ("FPFC") was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. FPFC has not sought or obtained the necessary governmental licenses to originate and service such consumer loans. At the present time, FPFC has no active business.

The Company and its consolidated subsidiaries employed 100 employees as of December 31, 2001, of which 87 are full-time employees. Sixty-six (66) of these employees work for FPMC, of which 60 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.

DISPUTES WITHIN MANN FAMILY

Robert A. Mann, David W. Mann, Allen B. Mann and Mary Hyden Mann Hunter have had significant disagreements with regard to the direction and management of the Company, FPMC and other Mann business interests. These disputes have resulted in litigation between some of the Mann family, as well as various changes in the makeup of the governing bodies of the Company and its subsidiaries. The matters affecting the Company and its subsidiaries are described below.

Change in Trustee of the David W. Mann 1990 Trust and
    Lawsuit Filed by Annie Laurie Miller and Harold E. Allison, III

The largest shareholder of the Company is First Financial Holdings, Ltd., a Texas limited partnership ("Holdings"), which owns 92,742 shares, representing 53.44% of the total outstanding shares of common stock. Mary Hyden Mann Hunter, David W. Mann and Allen B. Mann are the three limited partners of Holdings. FFC Holdings, Inc., a Texas corporation ("FFCH"), and David W. Mann are the two general partners of Holdings. The sole stockholder of FFCH is the David W. Mann 1990 Trust ("1990 Trust"). The stock of the Company that is owned by Holdings is voted by Holdings' two general partners: FFCH and David W. Mann.

(continued)

Item 1. Description of Business (Continued)

DISPUTES WITHIN MANN FAMILY (Continued)

The 1990 Trust is also the sole shareholder of Bluebonnet Enterprises, Inc. ("BEI"), which is the general partner (as further addressed below under "Robert A. Mann's Status as a General Partner of Bluebonnet Investments, Ltd.") of Bluebonnet Investments, Ltd. ("BIL"). BIL owns 9,255 shares, constituting 5.33% of the outstanding common stock of the Company.

The Company was notified that on March 20, 2001, David W. Mann, exercising his authority pursuant to the terms of the 1990 Trust, appointed Mary Hyden Mann Hunter and Walter J. Rusek as successor co-trustees of the 1990 Trust, after declaring a vacancy in such position, which was previously held by Robert A. Mann. The Company was also advised that on March 20, 2001, Mary Hyden Mann Hunter and Walter J. Rusek accepted appointment as successor co-trustees of the 1990 Trust. This change in trustee of the 1990 Trust was reported on a Form 8-K filed on April 4, 2001, on behalf of the Company.

The Company was subsequently notified that on May 4, 2001, Mary Hyden Mann Hunter resigned as co-trustee of the 1990 Trust, leaving Walter J. Rusek as the sole trustee. On July 19, 2001, Walter J. Rusek resigned as trustee of the 1990 Trust, and on July 19, 2001, David W. Mann appointed Harold E. Allison, III and Annie Laurie Miller as successor co-trustees of the 1990 Trust.

Lawsuit Filed by Mary Hyden Mann Hunter

Following the resignation of Mary Hyden Mann Hunter as co-trustee of the 1990 Trust, the Company was subsequently notified that on June 25, 2000, Mary Hyden Mann Hunter had also resigned from the Board of the Company and had filed a lawsuit against multiple defendants, seeking an accounting, access to the books and records and other information of four partnerships to which she is a limited partner, including First Financial Holdings, Ltd., as well as a judicial decree requiring winding up and dissolution of the four partnerships. As already referenced above, Holdings is the largest shareholder of the Company, owning 92,742 shares and representing 53.44% of the total outstanding shares of common stock. On November 2, 2001, the lawsuit was non-suited by Mary Hyden Mann Hunter. On November 15, 2001, Mary Hyden Mann Hunter was reelected to the Company's Board of Directors.

Change in Directors and Officers of FFCH

The Company has been notified that on April 18, 2001, Walter J. Rusek, Mary Hyden Mann Hunter, David W. Mann and Allen B. Mann were elected as the sole directors of FFCH. Prior to this time, Robert A. Mann and David W. Mann had been the sole directors. The Company has also been notified that on April 18, 2001, the following persons were elected as officers of FFCH: (1) David W. Mann, President; (2) Annie Laurie Miller, Vice President; (3) Robert L. Harris, Vice President; (4) Cathy Davis, Secretary/Treasurer; and (5) Carol Lea Contella, Assistant Secretary/Treasurer. Prior to this time, Robert A. Mann had been the Chairman of the Board of FFCH. Finally the Company has been notified that on August 22, 2001, Jack Hauser and Raymond Parker were elected as additional directors of FFCH, for a total of six directors.

(continued)

Item 1. Description of Business (Continued)

DISPUTES WITHIN MANN FAMILY (Continued)

Change in Directors and Officers of BEI

The Company has been notified that on April 18, 2001, Walter J. Rusek, Mary Hyden Mann Hunter, David W. Mann and Allen B. Mann were elected as the sole directors of BEI. Prior to this time, Robert A. Mann and David W. Mann had been the sole directors. The Company has also been notified that on April 18, 2001, the following persons were elected as officers of BEI: (1) David W. Mann, President; (2) Annie Laurie Miller, Vice President; (3) Robert L. Harris, Vice President; (4) Cathy Davis, Secretary/Treasurer; and (5) Carol Lea Contella, Assistant Secretary/Treasurer. Prior to this time, Robert A. Mann had been the Chairman of the Board of BEI. The Company has been notified that on August 22, 2001, Jack Hauser and Raymond Parker were elected as additional directors of BEI, for a total of six directors. Finally, the Company has been notified that on November 14, 2001, Allen B. Mann was elected Senior Vice President of Real Estate of BEI.

Robert A. Mann's Status as a General Partner of Bluebonnet Investments, Ltd. and
    Lawsuit Filed by Robert A. Mann

The Company has been advised that effective June 21, 2001, Robert A. Mann's status as a general partner of Bluebonnet Investments, Ltd. ("BIL") was terminated. Robert A. Mann has since advised the Company that he still considers himself to be a general partner of BIL. Under the provisions of the Agreement of Limited Partnership of BIL, the general partners have the sole management rights in partnership affairs, including voting of securities owned by the partnership, but the agreement further provides that so long as Robert A. Mann is acting as the individual general partner, he shall have no right to vote or determine not to vote shares of stock of a "controlled corporation" as that term is defined in §2036 of the Internal Revenue Code and applicable regulations. The Company does not know if it is considered a "controlled corporation."

The Company has been advised that Robert A. Mann has filed suit against David W. Mann, Allen B. Mann and certain other parties seeking, among other things, a rescission of the foreclosure upon the partnership interest of Robert A. Mann in BIL and Key Group (see sections on Certain Relationships and Related Transactions for information on Key Group), as well as a temporary and permanent injunction enjoining the agents or representatives of BIL and Key Group from purchasing, selling or liquidating any assets, or taking any action outside the ordinary course of business without advance notice to Robert A. Mann and approval of the respective general partners or Board of Directors of such entity. This case remains pending.

(continued)

Item 1. Description of Business (Continued)

DISPUTES WITHIN MANN FAMILY (Continued)

Management of Key Group

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

Until November 2000, Robert A. Mann was the sole director of FPMC. At the direction of the Board of Directors of the Company, the general partners of Key Group were changed. In November 2000, Citizens Land Corp. ("CLC"), a majority-owned subsidiary of BIL, became one of the general partners of Key Group by purchasing a .005% general partnership interest in Key Group from Robert A. Mann, and Shelter Resources, Inc., a wholly-owned subsidiary of the Company, became the other general partner by purchasing a .005% general partnership interest from First Key Holdings, Inc. The new general partners of Key Group then elected a new Board of its wholly-owned subsidiary, First Preference Holdings, which in turn, elected a new Board of FPMC, consisting of David W. Mann, Allen B. Mann, Mary Hyden Mann Hunter, Robert A. Mann, Jack Hauser and Annie Laurie Miller. Mary Hyden Mann Hunter resigned as a board member of FPMC on June 25, 2001, and was relected to fill the vacancy created by her resignation on November 14, 2001. On November 14, 2001, Raymond Parker was elected to the Board of FPMC.

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

(continued)

Item 2. Description of Properties (Continued)

FPMC leases approximately 1,620 square feet of office space located at 464 Mid Cities Blvd., Hurst, Texas, under a lease agreement executed in February 2000 for a lease term of two years with an option for an additional 1 year. The space was not ready for occupancy until May 2000 and the option to renew will be reviewed in May 2002. This location serves as an area operations center.

FPMC leased approximately 1,154 square feet of office space located at 3620 Old Bullard Road, Tyler, Texas, for a lease term of 36 months commencing November 1, 1998 and expiring in October 2001. This office was temporary closed in November 2001. In February 2002, FPMC leased approximately 550 square feet of office space located at 5620 Old Bullard Road, Tyler, Texas for a lease term of 12 months. This location is a retail branch office.

FPMC has operated an operations center in Houston, Texas since November 1997. Until May 2000, this office was located at 11550 Fuqua, Suite 410, Houston, Texas. In May 2000, FPMC moved this office to 5700 Northwest Central Drive, Houston, Texas in approximately 1,693 square feet of leased space for a term of 36 months. This location serves as an area operations center.

In March 2000, FPMC assumed a lease of approximately 1,811 square feet of office space located at 6224 Colleyville Blvd., Colleyville, Texas as a retail branch office. This lease expired November 30, 2001 and FPMC renewed the lease for a term of 36 months.

In March 2000, FPMC leased approximately 2,500 square feet of office space located at 2401 Pioneer Parkway, Pantego, Texas, for a lease term of 38 months. This office was closed in September 2000.

In March 2000, FPMC leased approximately 1,442 square feet of office space located at 501 S.W. Wilshire, Burleson, Texas, for a lease term of 12 months as a retail branch office. FPMC extended this lease in March 2001 for an additional 12 months. This office was closed in September 2001.

In May 2000, FPMC rented approximately 1,000 square feet of office space located at 3606 John Stockbauer Dr., Victoria, Texas on a month to month basis to terminate May 1, 2001. The lease was extended on a month to month basis in May 2001. This location is a retail branch office.

In August 2000, FPMC subleased approximately 2,380 square feet of office space located at 5350 S. Staples, Corpus Christi, Texas as a retail branch office. On June 8, 2001, FPMC vacated the subleased premises and moved its office to 4444 Corona Drive, Suite 137, Corpus Christi, Texas in approximately 1,122 square feet for a term of 24 months.

In March 2001, FPMC leased approximately 312 square feet of office space located at 3603 N. Ware, McAllen, Texas on a month-to-month basis. In September 2001, FPMC terminated this lease and closed the retail office.

In May 2001, FPMC leased approximately 1,000 square feet of office space located at 203 Crossroads Shopping Center, Waco, Texas for a lease term of 3 years. This office serves as a satellite retail office.

(continued)

Item 2. Description of Properties (Continued)

On January 1, 2002, FPMC leased office space located at 5784 Lake Forest Drive, Suite 213, Atlanta, Georgia for a lease term of 12 months. This office will serve as an operations center.

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

The Company currently owns approximately seventy-eight acres of undeveloped land in McLennan County, Texas, and an interest in a lodge located in Tyler County, Texas. In addition, the Company has invested in a limited partnership whose primary assets are undeveloped real estate holdings in Orange County, Texas.

The Company does not currently invest in real estate mortgages but does invest in manufactured home loans as mentioned previously in Item 1. FPMC, however, originates, services and warehouses first lien single family residential mortgages which are then sold to investors. Therefore, these residential mortgages are not considered to be investments of FPMC.

Item 3. Legal Proceedings

Neither the Company nor any of its subsidiaries are currently involved in any legal proceeding where the amount involved exceeds 10% of the current assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrants' Common Equity and
    Related Stockholder Matters

There is no established public trading market for the Company's no par value common stock. On March 31, 2002, the Company had approximately 470 holders of record of its common stock.

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

Item 6. Management's Discussion and Analysis of Financial
    Condition and Results of Operations

The Company had net income of $317,627 for 2001, compared to a net loss of ($154,615) for 2000. In general, the Company's net income is due to the significant increase in the fees generated from the residential mortgage loan fundings and the increase in the realized gain on the sale of the residential mortgage loans by FPMC, a third tier subsidiary of Key Group, Ltd., in which the Company is a limited partner. The Company's results of operations include the Company's share of the net income of Key Group. The net income of Key Group amounted to $525,041 in 2001 compared to a net loss of ($724,909) in 2000, as discussed below.

For the year ended December 31, 2001, the Company's provision for losses under servicing agreements was $0 resulting in a balance in the reserve for losses under servicing agreements at December 31, 2001, of $236,929. In 2000, the negative provision for losses under servicing agreements was $34,000, resulting in a balance in the reserve account at year-end of $235,676. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

For the year ended December 31, 2001, Key Group had net income of $525,041 compared to a net loss of ($724,909) in 2000. The Key Group net income is due to the significant increase in the residential mortgage loan operations as discussed below. The Company's share of the net income (loss) of Key Group was $277,962 and ($383,738) for 2001 and 2000, respectively. The minority interest in the net income of Key Group amounted to ($247,079), compared to a minority interest in the net loss of $341,171 for the year ended December 31, 2000. The minority interest represents the ownership of other entities in the Key Group net income or loss.

The Company's manufactured home servicing portfolio at the end of 2001 was approximately $393,000, consisting of $275,000 for institutional investors and $118,000 held by FPMC compared to a total manufactured home servicing portfolio of $505,000 at the end of 2000. This reduction of approximately $112,000 is attributable to loan foreclosures, loan payoffs and normal loan run off.

Loan administration and production revenue for 2001 was $5,453,612 compared to $4,235,000 in 2000. The increase in loan administration and production revenue during 2001, as compared to 2000, is due to increased loan originations by FPMC. During 2001, FPMC originated approximately $134.9 million in new residential mortgage loans by its retail branches and approximately $456.4 million was originated through it's network of approved independent mortgage brokers compared to approximately $109.1 million and $211.1 million, respectively in 2000. The calendar year 2001 was a very good year for the residential mortgage lending industry in general and FPMC experienced a significant increase in its loan originations during 2001 due to the significant decrease in mortgage interest rates which was the result of the United States Federal Reserves' 11 interest rate cuts.

(continued)

Item 6. Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Continued)

Interest income for 2001 amounted to $1,971,450 compared to $1,211,947 in 2000. During 2001, the interest income earned by the Company on investments declined by approximately $30,000 or 24%. This decline is primarily due to the decline in the Company's mortgages held for investment which decreased by approximately $84,000 from December 31, 2000 to December 31, 2001 and a reduction in the rates of return on the Company's investments due to declining interest rates. During the year ended December 31, 2001, the interest income earned on mortgages held-for-sale increased by approximately $810,000 primarily due to loan originations increasing to approximately $591.4 million in 2001 compared to approximately $320.2 million in 2000. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 2001, amounted to $1,614,815 compared to $982,878 for the same period in 2000. During 2001, interest expense was increased by the increased utilization of the warehouse line of credit due the previously discussed increase in loan origination volume. The weighted average interest on the Company's financing of its mortgage lending activities was approximately 5.81% in 2001 compared to 7.48% for 2000. The difference between interest income and interest expense in 2001 was approximately $377,000 compared to approximately $230,000 in 2000. The increase in the spread between interest income and interest expense was primarily due to residential mortgage interest rates decreasing at a slower rate than the interest rate paid on the borrowed funds. (See Liquidity and Capital Resources.)

For the year ended December 31, 2001, First Apex Re ("FAR") had net income of approximately $196,000 compared to net income of approximately $168,000 for 2000. Revenues of FAR are for mortgage insurance premiums generated as a result of loans made by FPMC. The premiums generated on these policies renew annually until the loan is paid off or the loan to value is less than 80%. Revenue of FAR is dependent on the loans funded by FPMC.

Fees earned under fronting and reinsurance agreements amount to $198,453 in 2001 compared to $154,362 in 2000. Effective December 31, 2001, a fronting and reinsurance agreement that accounted for approximately 57% of the total fronting fees earned was terminated. The Company expects other fronting arrangements to partially compensate for this reduction in fronting fee revenue.

Consulting fees for the year ended December 31, 2001 amounted to $503,283 compared to $396,460 for the same period in 2000. During 2001, the Company evaluated its billings for consulting fees and increased the fees to reflect the current cost of providing these services.

During the years ended December 31, 2001 and 2000, the Company did not originate any manufactured home loans. The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 2001, the Company realized gain on sales of loans of $3,390,013 compared to $2,117,875 in 2000. During 2000, the volume of new residential mortgage loans sold by FPMC to governmental and private investors increased to approximately $558.1 million compared to $310.3 million in 2000, however, the net margin realized on the sale of these mortgage loans decreased by approximately 6.4%. During 2001, the Company also realized gains of approximately $47,000 on the sale of certain of its marketable investment securities compared to approximately $21,000 in 2000.

(continued)

Item 6. Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Continued)

Salaries and related expenses for 2001 were $5,967,503 compared to $4,992,437 in 2000. This increase is primarily due the increase in the amount of commission expense resulting from the increased residential mortgage loan originations as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating expenses for 2001 were $3,675,930 compared to $3,226,405 in 2000. This increase is due to the significant increase in the Company's residential mortgage loan operations as discussed above.

The Company's portfolio of manufactured home loans held for investment and serviced for investors is a declining asset due to loan payoffs and normal loan run off. It is estimated that a majority of these manufactured home loans will be liquidated over the next years. This decline in the manufactured home loans will adversely affect the Company's loan administration revenue, interest income and insurance premiums and commissions.

At December 31, 2001, the Company's total consolidated assets were $51,581,310 compared to $22,198,719 at December 31, 2000. Included in the Company's total assets are the assets of Key Group which amounted to $48,713,800 and $18,775,387 at December 31, 2001 and 2000, respectively. The Key Group assets at December 31, 2001, consisted primarily of cash and cash equivalents of $928,724, accounts receivable of $1,342,021, mortgage loans of $44,790,491, property and equipment of $835,740 and deferred tax benefit and other assets of $816,730. The minority interest in the net assets of Key Group at December 31, 2001 amounted to $1,571,344 compared to $1,323,327 at December 31, 2000.

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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $2,024,532 at December 31, 2001. Included therein were cash and cash equivalents for Key Group of $928,724 and Apex Lloyds of $300,000 and First Apex Re of $478,158. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. Key Group has paid no distributions and has no plans to pay distributions in the foreseeable future. The cash flow of Apex Lloyds and First Apex Re are only available to the Company as allowed by state insurance regulations.

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

(continued)

Item 6. Management's Discussion and Analysis of Financial
    Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The significant increase in assets from December 31, 2000 to December 31, 2001 is primarily due to FPMC funding approximately $54.4 million in mortgage loans in December 31, 2001 compared with approximately $29.9 million in December 31, 2000.

In December 2000, FPMC entered into a mortgage warehouse line of credit with a financial institution in the amount of $25,000,000 which expired on June 30, 2001. This warehouse line of credit replaced the master loan participation agreement that FPMC had with another financial institution. Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid. Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the advance rate. On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000. On April 10, 2001, the Company amended the mortgage warehouse line of credit to $50,000,000 maximum principal amount. On June 20, 2001, the maturity date was extended to July 31, 2001 and it was subsequently extended to August 31, 2001. On August 29, 2001, the line of credit was amended to a maximum principal amount of $45,000,000 with a scheduled maturity date of March 31, 2002. On March 19, 2002, the maturity date was extended to April 30, 2002.

This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2.7 million and adjusted tangible net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may not exceed 10 to 1. Subsequent to December 31, 2000, FPMC was in violation of the total liabilities to adjusted tangible net worth covenant. The financial institution has waived the violation of this covenant, and the agreement has been amended. The amendment states that the total liabilities to adjusted tangible net worth may never exceed 15 to 1. As of December 31, 2001 and 2000, the principal amount outstanding on the line of credit was $44,362,472 and $15,220,309, respectively. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann.

The Company had no material commitments for capital expenditures at December 31, 2001. As reflected in the attached financial statements, the stockholders' equity of the Company was $3,778,963 at December 31, 2001, and the stockholders' equity was $3,530,981 at December 31, 2000.

Item 7. Financial Statements

See following pages.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

March 12, 2002

401 WEST HIGHWAY 6 g P. O. BOX 20725 g WACO, TX 76702-0725 g (254) 772-4901g FAX: (254) 772-4920 g www.pbhcpa.com
AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 g HILLSBORO, TX (254) 582-2583 g TEMPLE, TX (254) 791-3460
ALBUQUERQUE, NM (505) 266-5904 g RIO RANCHO, NM (505) 898-3516

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2001

ASSETS

Cash and cash equivalents	$ 1,060,879
Restricted cash	963,653
Accounts receivable	1,618,731
Receivables from related parties	102,390
Marketable investment securities	300,578
Real estate held for investment, at cost	444,000
Mortgage loans held for investment	166,804
Mortgage loans held for sale	44,695,563
Investments in and advances to affiliated companies	455,158
Property and equipment	632,170
Deferred tax benefit	198,861
Cash surrender value of officers' life insurance	286,198
Other assets	656,325

Total Assets	$ 51,581,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for losses under servicing agreements	$ 236,929
Estimated reserve for losses under insurance policies	49,211
Accounts payable	731,268
Accrued expenses and other liabilities	602,623
Payables to related parties	40,287
Note on line of credit	44,362,472
Note payable	50,000
Interest payable	158,213

Total Liabilities	46,231,003

Minority interest	1,571,344

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 183,750 shares, of which 10,222
shares are held in treasury shares	1,000
Additional paid in capital	518,702
Retained earnings	3,292,535
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	2,035

3,814,272
Less: Treasury stock - at cost	35,309

Total Stockholders' Equity	3,778,963

Total Liabilities and Stockholders' Equity	$ 51,581,310

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUE
Loan administration and production	$ 5,453,612	$ 4,235,000
Interest income	1,971,450	1,211,947
Insurance premiums and commissions	582,853	547,678
Consulting fees	503,283	396,460
Realized gain on sale of mortgage loans	3,390,013	2,117,875
Other	170,075	95,850

Total Revenue	12,071,286	8,604,810

COST AND EXPENSES
Salaries and related expenses	5,967,503	4,992,437
Interest expense	1,614,815	982,878
Provision for losses under servicing agreements and other	235,583	37,842
Operating expenses:
Professional fees	545,397	346,480
Depreciation and amortization	256,343	291,655
General and administrative	2,869,166	2,588,270

Total Cost and Expenses	11,488,807	9,239,562

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST
AND EQUITY IN (EARNINGS) LOSS OF AFFILIATES	582,479	(634,752)

INCOME TAXES
Current	188	855

Total Income Taxes	188	855

INCOME BEFORE MINORITY INTEREST AND EQUITY IN	582,291	(635,607)
(EARNINGS) LOSS OF AFFILIATES

MINORITY INTEREST (EARNINGS) LOSS	(247,079)	341,144

INCOME (LOSS) BEFORE EQUITY IN (EARNINGS) LOSS OF
AFFILIATES	335,212	(294,463)

EQUITY IN EARNINGS (LOSS) OF AFFILIATES	(17,585)	139,848

NET INCOME (LOSS)	317,627	(154,615)

OTHER COMPREHENSIVE INCOME
Unrealized loss on marketable securities, net of tax	(69,645)	(53,873)

COMPREHENSIVE INCOME (LOSS)	$ 247,982	$ (208,488)

INCOME (LOSS) PER COMMON SHARE	$ 1.83	$ (0.85)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001 AND 2000

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized	Treasury
	Stock	Capital	Earnings	Gain/(Loss)	Stock	Total

BALANCE, DECEMBER 31, 1999	$ 1,000	$ 518,702	$ 3,129,523	$ 125,553	$ (35,309)	$ 3,739,469

COMPREHENSIVE INCOME

Net loss	-	-	(154,615)	-	-	(154,615)

Other comprehensive income:
Unrealized loss on marketable
securities, net of tax	-	-	-	(53,873)	-	(53,873)

Total Comprehensive Income						(208,488)

BALANCE, DECEMBER 31, 2000	1,000	518,702	2,974,908	71,680	(35,309)	3,530,981

COMPREHENSIVE INCOME

Net income	-	-	317,627	-	-	317,627

Other comprehensive income:
Unrealized loss on marketable
securities, net of tax	-	-	-	(69,645)	-	(69,645)

Total Comprehensive Income						247,982

BALANCE, DECEMBER 31, 2001	$ 1,000	$ 518,702	$ 3,292,535	$ 2,035	$ (35,309)	$ 3,778,963

The accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income (loss)	$ 247,982	$ (208,488)
Adjustments to reconcile comprehensive income (loss) to
net cash used for operating activities:
Depreciation and amortization	256,343	256,636
Realized gain on sale of mortgage loans	(3,390,013)	(2,117,873)
Equity in net (earnings) loss of affiliates	68,033	(60,611)
Provision for losses under servicing agreements and other	(256,462)	(137,775)
Increase in restricted cash	(403,129)	-
Increase in accounts receivable	(154,436)	(530,994)
Increase (decrease) in accounts payable	(356,905)	871,290
Increase (decrease) in minority interest	246,837	(341,144)
Mortgage loans funded	(591,359,547)	(320,312,620)
Mortgage loans sold	565,911,215	316,539,431
Change in mortgage loan participations sold	-	(9,474,428)
Increase (decrese) in other assets	351,315	(207,661)

NET CASH USED BY OPERATING ACTIVITIES	(28,838,767)	(15,724,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Gain on sale of marketable investment securities, available for sale	(83,491)	(75,918)
Proceeds from sale of marketable investment securities, available for sale	(9,455)	176,764
Purchases of marketable investment securities, availiable for sale	(58,768)	(56,198)
Unrealized loss on marketable securities	69,645	50,495
Principal received on mortgage loans	78,634	215,997
Purchases of property and equipment	(85,408)	(145,282)
Disposition of equipment	-	11,550

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(88,843)	177,408

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	29,142,163	15,292,809
Proceeds from notes payable	50,000	-
Payments on notes payable	(72,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,119,663	15,292,809

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	192,053	(254,020)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	868,826	1,122,846

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,060,879	$ 868,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 1,468,922	$ 1,025,471

Federal income taxes paid	$ 188	$ 855

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 2001 and 2000, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

(continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Related Activities (Continued)

Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During 2001, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

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

Cash Equivalents

For the purposes of the 2001 and 2000 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Marketable Investment Securities

Marketable investment securities classified as available for sale are adjusted to market value at year-end. The unrealized gain is recorded net of income taxes as a component of comprehensive income. Realized gains or losses on sale of securities are calculated based on the specific identification method.

Investment in Affiliated Companies

Investment in a limited partnership, limited-liability company, and unincorporated joint ventures at December 31, 2001, are accounted for by the equity method.

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

(continued)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Hedging Anticipated Transactions

The Company's majority owned subsidiary, Key Group, Ltd., has off-balance sheet interest rate risk on mortgage loans in its pipeline. In order to decrease the interest rate risk associated with the market, Key Group, Ltd., is hedging anticipated transactions by purchasing mortgage-backed securities against its pipeline. These mortgage-backed securities are designed as fair value hedging instruments in accordance with FAS 133. Key Group, Ltd. accounts for the hedging of these anticipated transactions by recording the funded loan using the interest rate of the hedge, instead of the stated rate on the loan. Since Key Group, Ltd., holds these loans short-term, the gain or loss on the loan, due to the hedge, is recognized when it is sold to the investor.

Earnings Per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

Mortgage Loan Servicing Rights

For mortgage loans sold, the Company retains the right to service certain loans. Those rights are capitalized and amortized over the life of the loan on a straight-line basis. As of December 31, 2001, the Company does not maintain a balance for loan servicing rights.

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

3.       LOAN ADMINISTRATION

The Company was servicing loans owned by institutional investors aggregating approximately $370,000 at December 31, 2001. The Company was also servicing loans owned by the Company's majority owned subsidiary, Key Group, Ltd., aggregating approximately $130,000 at December 31, 2001. Related trust funds of approximately $17,000 at December 31, 2001, on deposit in special bank accounts are not included in the consolidated financial statements.

(continued)

3.       LOAN ADMINISTRATION (Continued)

Key Group, Ltd., also holds trust funds of approximately $76,581 at December 31, 2001. These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements. These trust funds include monies that are related to the administration of loans.

4.        MARKETABLE INVESTMENT SECURITIES

Marketable investment securities at December 31, 2001, consist of:

Gross
		Unrealized	Market
December 31, 2001	Cost	Gain	Value

Marketable equity securities - available for sale	$ 297,492	$ 3,086	$ 300,578

The gross unrealized loss for 2001 relating to securities available for sale is $105,523.

5.        INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

Investment in and advances to affiliated companies consists of a 24% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 2001 and 2000. Summary financial information of Vidor, Ltd. and Whispering Pines, L.L.C. for the years ended December 31, 2001 and 2000, is as follows:

	2001	2000

Vidor, Ltd.
Assets	$1,711,389	$1,801,384
Liabilities	22,240	64,381

Equity	$1,689,149	$1,737,003

Revenue	$98,488	$702,504
Expenses	146,339	198,703

Net Income (Loss)	$(47,851)	$503,801

		2001	2000

Whispering Pines
Assets		$137,029	$141,794

Equity		$137,029	$141,794

Revenue		$-	$1,945
Expenses		4,764	1,636

Net Income (Loss)	$	(4,764)	$ 309

6.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001:

		Estimated
		Useful Lives

Land	$181,500
Buildings and improvements	444,065	10 to 40 years
Equipment, furniture and fixtures	1,735,025	3 to 10 years
	2,360,590
Less accumulated depreciation	(1,728,420)

	$632,170

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

	December 31

	2001	2000

Balance, beginning	$235,676	$267,748
Current provisions	-	(34,000)
Recoveries - net	1,253	1,928

Balance, ending	$236,929	$235,676

The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.

8.       LEASES

The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

2002	$38,000
2003	3,000
2004	3,000
Total	$44,000

The rental expense for equipment leases was $89,783 and $69,451 for December 31, 2001 and 2000, respectively.

The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:

2002	$156,000
2003	74,000
2004	36,000
Total	$266,000

The rental expense for office space was $218,858 and $241,501 for 2001 and 2000, respectively.

9.       FINANCING AGREEMENTS

Prior to December 2000, First Preference Mortgage Corporation (FPMC), a fourth tier subsidiary, had a master whole-loan purchase agreement with a financial institution.

In December 2000, FPMC entered into a mortgage warehouse line of credit not to exceed $25,000,000. This warehouse line of credit replaced the master loan participation agreement that FPMC had with another financial institution. Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid. Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the sublimit category. Borrowings under the agreement are collateralized by mortgage loans held for sale. At December 31, 2001, approximately $44,000,000 in advances were outstanding under this agreement. On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000 and on April 10, 2001, it was amended to a maximum amount of $50,000,000. On August 29, 2001, the line of credit was reduced to a maximum of $45,000,000 with a scheduled maturity of March 31, 2002, which has been extended until April 30, 2002.

(continued)

9.       FINANCING AGREEMENTS (Continued)

This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2.7 million and adjusted tangible net worth above $2.5 million. Also, FPMC's total adjusted debt to adjusted tangible net worth may not exceed 10 to 1. Subsequent to December 31, 2000, FPMC was in violation of the total liabilities to adjusted tangible net worth covenant. The financial institution waived the violation of this covenant, and the agreement was amended. The amendment states that the total adjusted debt to adjusted tangible net worth may never exceed 15 to 1. FPMC was in compliance with all covenants as of December 31, 2001.

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

(continued)

10.     RELATED PARTY TRANSACTIONS (Continued)

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

First Preference Financial Corp. was formed to be an originator and servicer of consumer loans, primarily in the manufactured home market. At the present time, First Preference Financial Corp. has not obtained any government licenses to originate and service consumer loans. First Financial Information Services, Inc. provides data processing services for the Company and its subsidiaries. On June 1, 1992, the Company sold 100% of the issued and outstanding common stock of First Financial Information Services, Inc. to First Preference Holdings for a purchase price equal to its investment in First Financial Information Services, Inc.

Bluebonnet is directly and indirectly controlled by members of the Mann family. Robert A. Mann and Robert A. Mann's other two children (David W. Mann's siblings) have direct or indirect interest in limited partnerships, which are limited partners of Bluebonnet. Robert A Mann was the trustee and David W. Mann is a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships, which are limited partners of Bluebonnet. The Company has been advised that on March 20, 2001, Mary Hyden Mann Hunter and Walter J. Rusek accepted appointment as successor trustees of the trust, thereby removing Robert A. Mann as trustee. The Company was subsequently notified on May 4, 2001, Mary Hyden Mann Hunter resigned as co-trustee of the 1990 Trust, leaving Walter J. Rusek as the sole trustee. On July 19, 2001, Walter J. Rusek resigned as trustee of the 1990 Trust, and on July 19, 2001, David W. Mann appointed Harold E. Allison, III and Annie Laurie Miller as successor co-trustees of the 1990 Trust.

The Company also provides accounting, personnel, general and administrative, and information technology services to entities that are related through common ownership. The Company billed approximately $503,000 and $396,000 to these entities in 2001 and 2000, respectively.

11.     INCOME TAXES

The provision for income taxes consists of the following components at December 31, 2001 and 2000:

	2001	2000

Income tax expense (benefit) computed
at corporate Federal rate	$108,057	$(52,278)
Earnings (loss) of affiliates	78,028	(68,441)
Nondeductible reduction in reserve
for losses	80,098	12,866
Nondeductible income and expenses	(9,192)	(7,835)
Change in deferred tax asset	(256,803)	116,543

	188	855

The deferred tax benefit in the accompanying balance sheet at December 31, 2001, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$2,038,309

Deferred tax benefit attributable to reserve
for losses under servicing agreements	80,556

Deferred tax benefit applicable to unrealized
gain on marketable equity securities	(1,050)

Deferred tax asset valuation allowance	(1,918,954)

Net deferred tax asset	$198,861

The valuation allowance decreased by approximately $79,191 due primarily to change in the amount deferred relating to reserve for losses under servicing, difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 2000, and the amount of net operating loss carryforward realized for book purposes in 2001.

A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

At December 31, 2000, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $6,000,000 substantially all of which expire in 2002, 2003, 2006, 2018 through 2020, and consolidated unused contribution carryforwards of approximately $16,000 expiring from 2001-2006.

12.     COMMITMENTS AND CONTINGENCIES

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $560,000 and $670,000 at December 31, 2001 and 2000, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,495 and are included in restricted cash at December 31, 2001.

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

Information concerning the Company's operations in different segments follows:

			Corporate
	Mortgage	Insurance	and
	Banking	Sales	Other	Consolidated

For the Year Ended December 31, 2001

Revenue	$10,942,251	$625,752	$503,283	$12,071,286
Operating profit (loss)	419,398	204,753	(41,672)	582,479
Identifiable assets	49,533,998	1,807,314	239,998	51,581,310
Depreciation	225,925	18,362	4,275	248,562
Capital expenditures	52,811	37,888	2,382	93,081

For the Year Ended December 31, 2000

Revenue	$7,530,745	$677,605	$396,460	$8,604,810
Operating profit (loss)	(784,292)	159,258	(9,718)	(634,752)
Identifiable assets	19,531,880	2,552,583	114,256	22,198,719
Depreciation	218,569	32,350	5,524	256,443
Capital expenditures	145,282	-	-	145,282

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

Accounts Receivable and Payable

The fair value of accounts receivable and accounts payable approximates the carrying value because of the short time until realization of those balances.

Mortgage Loans Held for Sale

Mortgage loans held for sale are net of allowance for loan loss. The fair value of mortgage loans held for sale is based upon the estimated price the investor is willing to pay. The value of these loans are:

	Carrying	Market
	Value	Value

Mortgage Loans Held for Sale	$44,695,563	$44,904,950

Mortgage Loans Held for Investment

Mortgage loans held for investment are net of any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

	Carrying	Market
	Value	Value

Mortgage Loans Held for Investment	$166,804	$186,084

15.     CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by the FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $1,200,000 at December 31, 2001. Of that balance, approximately $403,000 relates to funds on deposit in the settlement account with a depository institution. The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

16.     RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of 21 and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 2001, the Company incurred a total contribution expense of $57,889.

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

PART III
(Continued)

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits included herein:

	10	-	Second Amendment to Mortgage Warehouse Loan
and Security Agreement dated April 10, 2001, between
First Preference Mortgage Corp. and
Colonial Bank

	10	-	Third Amendment to Mortgage Warehouse Loan
and Security Agreement dated August 29, 2001,
between First Preference Mortgage Corp.
and Colonial Bank

	21	-	Subsidiaries of the Registrant

Exhibits hereby incorporated by reference:

	3	-	Bylaws filed with Form 10-K year ended
December 31, 1991, on pages 38 to 64.

	10	-	Limited Partnership Agreement with Key Group,
Ltd. dated September 30, 1991, filed with Form
8-K dated September 30, 1991, on pages 5 to 29.

	10	-	$25,000,000 Mortgage Warehouse Line of Credit
dated December 12, 2000, between First Preference
Mortgage Corp. and Colonial Bank

(continued)

Item 13. Exhibits and Reports on Form 8-K. (Continued)	Page
Number

(b)	Reports on Form 8-K

A form 8-K with a report date of May 4, 2001, was filed on November 8, 2001, pertaining to changes in control of the registrant.

A form 8-K with a report date of November 15, 2001, was filed on November 16, 2001, increasing the number of directors and electing one new director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann	/s/ Annie Laurie Miller

By: David W. Mann	By: Annie Laurie Miller
President and Principal	Executive Vice President and
Financial Officer	Principal Accounting Officer

Date: April 12, 2002	Date: April 12, 2002

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date: April 12, 2002

David W. Mann, Director and Chairman
Of the Board and President

Date: April 12, 2002

Robert A. Mann, Director

/s/ Walter J. Rusek	Date: April 12, 2002

Walter J. Rusek, Director

/s/ Jack Hauser	Date: April 12, 2002

Jack Hauser , Director

Date: April 12, 2002

Allen B. Mann, Director

Date: April 12, 2002

Mary Hyden Mann Hunter, Director

/s/ Jim Motherall	Date: April 12, 2002

Jim Motherall, Director

/s/ Joe Walker	Date: April 12, 2002

Joe Walker, Director

/s/ Dr. Raymond Parker	Date: April 12, 2002

Dr. Raymond Parker, Director