Form 10QSB
period 2002-03-31
FIRST FINANCIAL CORP /TX/
filed 2002-05-15
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    March 31, 2002              Commission file number    0-5559

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

Yes     X          No             .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	173,528
(Class)	(Outstanding at April 30, 2002)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
MARCH 31, 2002

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
March 31, 2002

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2002 and 2001

Consolidated Statements of Cash
Flow for the Three-Months
ended March 31, 2002 and 2001	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial Condition	5-7

Part II Other Information

Item 1. Legal Proceedings	7

Item 6. Exhibits and Reports on Form
8-K	7

First Financial Corporation
Consolidated Balance Sheet
March 31, 2002
(Unaudited)

Assets
------
Cash and cash equivalents	$ 924,926
Restricted cash	1,026,899
Accounts receivable	1,825,680
Marketable investment securities	123,192
Real estate held for investment,at cost	444,000
Mortgage loans	28,436,413
Investment in and advances to
affiliated companies	394,865
Property and equipment	766,659
Other assets	1,045,598
--------------------
Total Assets	$ 34,988,232
=========
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	$ 28,349,214
Accounts payable	970,437
Estimated reserve for losses under servicing
agreements	236,929
Other liabilities	533,459
--------------------
Total Liabilities	30,090,039
--------------------

Minority interest	1,335,815
--------------------
Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additonal paid-in capital	518,702
Retained earnings	3,104,022
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(26,037)
--------------------
3,597,687
Less:Treasury stock - at cost	(35,309)
--------------------
Total Stockholders' Equity	3,562,378
--------------------
Total Liabilities and Stockholders' Equity	$ 34,988,232
=========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
	----------	----------
Revenues:
Loan administration	$ 1,214,338	$ 2,164,369
Interest income	495,728	401,320
Other income	275,929	231,062
	--------------------	--------------------
Total revenues	1,985,995	2,796,751

Expenses:
Salaries and related expenses	1,327,097	1,507,384
Interest expense	277,769	383,242
Provision for losses under servicing
agreements	-	-
Other operating expenses	797,768	868,233
	--------------------	--------------------
Total expenses	2,402,634	2,758,859
	--------------------	--------------------
Income before income taxes,
minority interest, and equity in earnings
(loss) of affiliates	(416,639)	37,892

Federal income taxes	-	-
	--------------------	--------------------
Income before minority interest	(416,639)	37,892

Minority interest in net loss (income)	235,744	(36,143)
	--------------------	--------------------
Income before equity in earnings
(loss) of affiliates	(180,895)	1,749

Equity in earnings (loss) of affiliates	(7,617)	(26,434)
	--------------------	--------------------

Net income	(188,512)	(24,685)

Other comprehensive income:
Unrealized holding gains (losses)	(28,072)	(4,382)
	--------------------	--------------------
Comprehensive income	$ (216,584)	$ (29,067)
	=========	=========
Income per common share	($ 1.25)	($ 0.17)
	=========	=========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Three Months Ended March 31,
	----------------------------
	2002	2001
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($ 188,514)	($ 29,068)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	29,138	69,163
Provision for losses under servicing agreements	-	-
Equity in (income) loss of affiliates	7,617	26,434
Realized (gains) losses on marketable investment securities	(30,886)	-
Net (increase) decrease in accounts receivable	(104,559)	(793)
Net (increase) decrease in other assets	95,786	78,189
Net increase (decrease) in accounts payable	40,669	(183,110)
Net increase (decrease) in other liabilities	(118,375)	83,940
Increase in minority interest	(235,529)	36,115
(Increase) decrease in restricted cash used
in operating activities - net	(63,246)	(243,181)
Increase in mortgage loans - net	-	-
Mortgage loans funded	(125,829,421)	(137,182,157)
Mortgage loans sold	142,278,777	119,133,348
Increase in mortgage loans participations sold	-	-
Other	10,049	104,034
	--------------------	--------------------
Net cash provided (used) for operating activities	15,891,507	(18,107,086)
	--------------------	--------------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	181,525	-
Purchases of marketable investment securities	18,571	(15,163)
Unrealized holding (gain) loss	(28,072)	-
Purchase of property and equipment	(162,166)	(46,363)
Principal collections on mortgage loans	13,444	30,054
Amortization of discount on mortgage loans purchased	-	-
(Advances to) repayments from affiliates	12,495	-
	--------------------	--------------------
Net cash provided (used) for investing activities	35,798	(31,472)
	--------------------	--------------------
Cash flows from financing activities:
Proceeds from short term borrowings	(16,063,258)	18,052,788
	--------------------	--------------------
Net cash used for financing activities	(16,063,258)	18,052,788
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	(135,953)	(85,770)
Cash and cash equivalents at beginning of year	1,060,879	868,826
	--------------------	--------------------
Cash and cash equivalents at end of period	$ 924,926	$ 783,056
	=========	=========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 324,923	$ 228,338
	=========	=========

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company has approximately $6,000,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any. A valuation allowance has been provided for all tax benefits.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $378,000 at March 31, 2002, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,495 and are included in restricted cash at March 31, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of ($216,584) for the quarter ended March 31, 2002 compared to net loss of ($29,067) for the same period in 2001. Loan administration revenues were $1,214,338 for the first quarter for 2002 compared to $2,164,369 for the first quarter of 2001. The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 2002, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $125.8 million in new residential mortgage loans compared to approximately $137.2 million during the same period in 2001. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased significantly due to the unstable market conditions that prevailed during the first quarter of 2002.

For the quarter ended March 31, 2002, Key Group had a net loss of ($500,955) compared to net income of $76,796 for the same period in 2001. This significant change by Key Group is primarily due the decrease in residential mortgage loan originations and reduced revenues from the sale of the mortgage loans as discussed above. The Company's share of the net income (loss) of Key Group was ($265,211) and $40,657 for the quarter ended March 31, 2002 and 2001, respectively. The minority interest in the net loss of Key Group amounted to $235,744 for the quarter ended March 31, 2002 compared to a minority interest in the net income of ($36,143) for the quarter ended March 31, 2001. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

Interest income for the quarter ended March 31, 2002 amounted to $495,728 compared to $401,320 for the same period in 2001. This increase is primarily due to the increase in the volume of mortgage loans sold to investors which amounted to $141.9 million for the quarter ended March 31, 2002 compared to $117.5 million for the same period in 2001. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $1,327,097 for the three months ended March 31, 2002, compared to $1,507,384 for the three months ended March 31, 2001. This decrease is primarily due the reduction in the amount of commission expense resulting from decrease retail residential mortgage loan originations. During the quarter ended March 31, 2002, retail mortgage loan originations amounted to approximately $18.8 million compared to $34.2 million for the same period in 2001.

For the quarter ended March 31, 2002, interest expense amounted to $277,769 compared to $383,242 for the same period in 2001. The significant decrease in interest expense for the quarter ended March 31, 2002 is primarily due to the weighted average interest rate on the Company's financing of its mortgage lending activities decreasing to approximately 4.45% compared to approximately 7.37% for the same period in 2001.

During the quarter ended March 31, 2002, the provision for losses under servicing agreements was ($0) resulting in a balance in the reserve for losses under servicing agreements of $236,929 at March 31, 2002. For the quarter ended March 31, 2001, the Company had a negative provision for losses under servicing agreements of ($0) which resulted in a balance in the reserve for losses under servicing agreements of $235,676 at March 31, 2001. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

Other income for the quarter ended March 31, 2002 amounted to $275,929 compared to $231,052 for the same period in 2001. In the second quarter of 2001, the Company evaluated its billings for consulting fees and increased the fees to reflect the current cost of providing these services.

The consolidated statements of income for the three months ended March 31, 2002 reflect equity in the net loss of affiliates of ($7,617) compared to a net loss of (26,434) for the three months ended March 31, 2001.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 2002, unrealized holding losses amounted to ($28,072) compared to unrealized holding losses of ($4,382) for the quarter ended March 31, 2001.

Financial Condition

At March 31, 2002, the Company's total assets were $34,988,232 compared to $40,159,385 at March 31, 2001. Included in the Company's total assets are the assets of Key Group which amounted to $32,140,030 and $37,337,624 at March 31, 2002 and 2001, respectively. The Key Group assets at March 31, 2002 consisted primarily of cash and cash equivalents of $703,358, mortgage loans of $28,367,196, property and equipment of $952,094 and accounts receivable, prepaid expenses and other assets of $2,117,382. The minority interest in the net assets of Key Group at March 31, 2002 amounted to $1,335,815 compared to $1,360,622 at March 31, 2001.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,951,825 at March 31, 2002. Included therein was cash and cash equivalents for Key Group of $703,358 and Apex Lloyds Insurance Company of $627,380 and First Apex Re of $573,040. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2001, FPMC has a mortgage warehouse line of credit with a financial institution totaling $45,000,000 which expired March 31, 2002. On March 19, 2002, the maturity date was extended to April 30, 2002. This agreement has been extended and FPMC is working with the financial institution on a renewal of the warehouse line of credit. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2,700,000 and adjusted-tangible-net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1.

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

No Form 8-K was filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
____________________________________________________________________________

Date May 14,2002	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date May 14, 2002	/s/ Annie Laurie Miller
Annie Laurie Miller
Executive Vice President and
Principal Accounting Officer

(Remainder of page purposely left blank.)