Form 10QSB
period 2002-06-30
FIRST FINANCIAL CORP /TX/
filed 2002-08-13
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended    June 30, 2002          Commission file number 0-5559

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
Yes     X     No            .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	173,528
(Class)	(Outstanding at July 31, 2002)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 2002

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet	1
as of June 30, 2002

Consolidated Statements of Income	2
for the Three-Months and Six Months
ended June 30, 2002 and 2001

Consolidated Statements of Cash Flow
for the Six-Months
ended June 30, 2002 and 2001	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial	5-7
Condition

Part II Other Information

Item 1. Legal Proceedings	7

Item 4. Submission of Matters to a Vote
Of Security Holders	7-8

Item 6. Exhibits and Reports on Form
8-K	8

First Financial Corporation
Consolidated Balance Sheet
June 30, 2002
(Unaudited)

Assets
------
Cash and cash equivalents	$724,773
Restricted cash	544,794
Accounts receivable	1,431,347
Marketable investment securities	99,932
Restricted marketable investment securities	560,991
Real estate held for investment,at cost	444,000
Mortgage loans	31,131,409
Investment in and advances to
affiliated companies	402,569
Property and equipment	777,570
Other assets	1,357,562
Total Assets	$37,474,947
=========
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	30,738,068
Accounts Payable	1,244,258
Estimated reserve for losses under servicing
agreements	236,929
Other liabilities	714,752
Total Liabilities	32,934,007

Minority interest	1,151,549

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additonal paid-in capital	518,702
Retained earnings	2,939,655
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(34,657)
3,424,700
Less:Treasury stock - at cost	(35,309)
Total Stockholders' Equity	3,389,391
Total Liabilities and Stockholders' Equity	$37,474,947
=========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended June 30, 2002 and 2001
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	--------------------------------		--------------------------------
	2002	2001	2002	2001
	----------	----------	----------	----------
Revenues:
Loan administration	$ 1,672,366	$ 2,351,195	$ 2,886,704	$ 4,515,564
Interest income	381,897	653,034	877,625	1,054,354
Other income	330,424	259,875	606,353	490,937
Total Revenues	2,384,687	3 ,264,104	4,370,682	6,060,855

Expenses:
Salaries and related expenses	1,392,446	1,629,697	2,719,543	3,137,081
Interest expense	250,992	556,128	528,761	939,370
Provision for losses under servicing
agreements	-	-	-	-
Other operating expenses	1,097,276	1,034,721	1,895,044	1,902,954
Total Expenses	2,740,714	3,220,546	5,143,348	5,979,405
Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	(356,027)	43,558	(772,666)	81,450

Federal income taxes	-	-	-	-
Income before minority interest	(356,027)	43,558	(772,666)	81,450

Minority interest in net loss (income)	184,247	(28,754)	419,991	(64,897)
Income before equity in earnings (loss) of
affiliates	(171,780)	14,804	(352,675)	16,553

Equity in earnings (loss) of affiliates	7,411	33,489	(206)	7,055
Net income (loss)	(164,369)	48,293	(352,881)	23,608

Other comprehensive income:
Unrealized holding gains (losses)	(8,620)	45,030	(36,692)	40,648
Comprehensive income (loss)	$ (172,989)	$ 93,323	$ (389,573)	$ 64,256
	=========	=========	=========	=========
Income Per Common Share	($1.00)	$0.54	($2.25)	$0.37
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Six Months Ended June 30,
	----------------------------
	2002	2001
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($352,881)	$ 23,608
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	89,177	130,198
Provision for losses under servicing agreements	-	-
Equity in (income) loss of affiliates	206	(7,055)
Realized (gains) losses on marketable investment securities	(18,752)	(1,181)
Net (increase) decrease in accounts receivable	289,774	15,553
Net (increase) decrease in other assets	(216,178)	235,890
Net increase (decrease) in accounts payable	314,490	(90,529)
Net increase (decrease) in other liabilities	62,918	(25,154)
Increase in minority interest	(419,795)	64,868
(Increase) decrease in restricted cash used
in operating activities - net	418,859	(277,982)
Mortgage loans funded	(254,241,336)	(303,225,701)
Mortgage loans sold	268,004,088	292,960,812
Increase in mortgage loans participations sold	-	-
Other	22,139	10,588
Net cash provided (used) for operating activities	13,952,709	(10,186,085)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	181,858	10,924
Purchases of marketable investment securities	(19,521)	(32,504)
Purchases of restricted marketable investment securities	(560,991)	-
Unrealized holding gain (loss)	(36,693)	40,648
Purchase of property and equipment	(216,562)	(65,148)
Principal collections on mortgage loans	24,553	49,335
Amortization of discount on mortgage loans purchased	-	-
(Advances to) repayments from affiliates	12,945	-
Net cash provided (used) for investing activities	(614,412)	3,255
Cash flows from financing activities:
Net change in short-term borrowings	(13,674,404)	10,338,494
Net cash used for financing activities	(13,674,404)	10,338,494

Net increase (decrease) in cash and cash equivalents	(336,106)	155,664
Cash and cash equivalents at beginning of year	1,060,879	868,826
Cash and cash equivalents at end of period	$ 724,773	$ 1,024,490
	==========	==========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 599,115	$ 813,478
	==========	==========

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I FINANCIAL INFORMATION

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $364,000 at June 30, 2002, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $10,495 and are included in restricted cash at June 30, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of ($352,881) for the six months ended June 30, 2002 compared to net income of $23,608 for the same period in 2001. Loan administration revenues were $2,886,704 for the first six months of 2002 compared to $4,515,564 for the same period of 2001. The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2002, First Preference Mortgage Corp.("FPMC"), a third tier subsidiary of Key Group, funded approximately $254.2 million in new residential mortgage loans compared to approximately $303.2 million during the same period in 2001. During the first six months of 2001, FPMC experienced a significant increase in the volume of mortgage loan refinancing due to significant decreases in the residential mortgage interest rates during this time period. In addition, during the six months ended June 30, 2002, the revenues from the sale of the mortgage loans to governmental and private investors decreased significantly due to the unstable market conditions that prevailed during the period.

For the six months ended June 30, 2002, Key Group had a net loss of ($892,477) compared to net income $137,890 for the same period in 2001. This significant change by Key Group is primarily due the decrease in residential mortgage loan originations and reduced revenues from the sale of the mortgage loans as discussed above. The Company's share of the net income (loss) of Key Group was ($472,442) and $73,000 for the six months ended June 30, 2002 and 2001, respectively. The minority interest in the net loss of Key Group amounted to $419,991 for the six months ended June 30, 2002 compared to a minority interest in the net income of ($64,897) for the comparable period in 2001. The minority interest represents the ownership of other entities in the Key Group net income or net loss.

Interest income for the six months ended June 30, 2002 amounted to $877,625 compared to $1,054,354 for the same period in 2001. This decrease is primarily due to the significant decrease in new residential mortgage loans originated during the first six months of 2002 as compared to 2001 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $2,719,543 for the six months ended June 30, 2002, compared to $3,137,081 for the same period in 2001. This decrease is primarily due to the reduction in the amount of commission expense resulting from decreased retail residential mortgage loan originations. During the six months ended June 30, 2002, retail mortgage loan originations amounted to approximately $36.8 million compared to $77.5 for the same period in 2001.

For the six months ended June 30, 2002, interest expense amounted to $528,761 compared to $939,370 for the same period in 2001. The significant decrease in interest expense for the six months ended June 30, 2002 is primarily due to decreased utilization of the Company's mortgage warehouse line of credit resulting from the approximately 16% decrease in new residential loan originations for the six months ended June 30, 2002 as discussed above. In addition, the weighted average interest rate for the six months ended June 30, 2002 was approximately 4.41% compared to 6.75% for the same period in 2001.

During the six months ended June 30, 2002, the provision for losses under servicing agreements was ($0) resulting in a balance in the reserve for losses under servicing agreements of $236,929 at June 30, 2002. For the six months ended June 30, 2001, the Company had a negative provision for losses under servicing agreements of ($0) which resulted in a balance in the reserve for losses under servicing agreements of $236,929 at June 30, 2001. As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

Other income for the six months ended June 30, 2002 amounted to $606,353 compared to $490,937 for the same period in 2001. In the second quarter of 2001, the Company evaluated its billings for consulting fees and increased the fees to reflect the current cost of providing these services.

The consolidated statements of income for the six month ended June 30, 2002 reflect equity in the net loss of affiliates of ($206) compared to net income of $7,055 for the same period in 2001.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2002, unrealized holding losses amounted to ($36,692) compared to unrealized holding gains of $40,648 for the six months ended June 30, 2001.

Financial Condition

At June 30, 2002, the Company's total assets were $37,474,947 compared to $32,551,907 at June 30, 2001. Included in the Company's total assets are the assets of Key Group which amounted to $34,454,284 and $29,553,076 at June 30, 2002 and 2001, respectively. The Key Group assets at June 30, 2002 consisted primarily of cash and cash equivalents of $470,454, mortgage loans of $31,063,915, property and equipment of $965,426 and accounts receivable, prepaid expenses and other assets of $1,954,489. The minority interest in the net assets of Key Group at June 30, 2002 amounted to $1,151,549 compared to $1,389,375 at June 30, 2001

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,269,567 at June 30, 2002. Included therein was cash and cash equivalents for Key Group of $470,454 and Apex Lloyds Insurance Company of $743,968. The cash flow of Key Group is only available to the Company to the extent that cash is received in the form of partnership distributions. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2001, FPMC has a mortgage warehouse line of credit with a financial institution totaling $45,000,000 which expired March 31, 2002. This agreement was extended until December 31, 2002. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $2,700,000 and adjusted-tangible-net worth above $2.5 million. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will not have a material effect on this financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held on May 16, 2002, pursuant to an information statement dated April 25, 2002, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of Directors: John Carl Hauser, David W. Mann, Walter J. Rusek, Mary Hyden Mann Hunter, Allen B. Mann, James Lee Motheral, Joseph Edward Walker and Dr. Raymond A. Parker.

In other matters, the shareholders approved the selection of Pattillo, Brown & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 2002 and ratified and approved all actions taken by the Company's directors and management during the preceeding year. No other matters were voted upon.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

Date August 14, 2002	/s/ David W. Man
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date August 14, 2002	/s/ Annie Laurie Miller
Annie Laurie Miller
Executive Vice President and
Principal Accounting Officer

(Remainder of page purposely left blank.)