Form 10QSB
period 2002-09-30
FIRST FINANCIAL CORP /TX/
filed 2002-11-13
CIK 36315

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     September 30, 2002               Commission file number      0-5559

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
                                  (Class)                                         (Outstanding at October 31, 2002)

FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 2002

INDEX

Part I Financial Information		Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheet as of	1
	September 30, 2002

	Consolidated Statements of Income	2
	for the Three-Months and Nine Months
	ended September 30, 2002 and 2001

	Consolidated Statements of Cash
	Flow for the Nine-Months
	ended September 30, 2002 and 2001	3

	Notes to Consolidated Financial
	Statements	4-5

Item 2.	Management's Discussion and Analysis
	of Results of Operations and Financial Condition	5-7

Item 3.	Controls and Procedures	8

Part II Other Information

Item 1.	Legal Proceedings	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form
	8-K	8

	First Financial Corporation
	Consolidated Balance Sheet
	September 30, 2002
(Unaudited)

Assets
------
Cash and cash equivalents			$ 960,759
Restricted cash			619,609
Accounts receivable			1,619,034
Marketable investment securities			58,055
Restricted marketable investment securities			593,193
Note receivable			225,000
Real estate held for investment,at cost			444,000
Mortgage loans			41,842,958

Investment in and advances to
affiliated companies			-
Property and equipment			654,659
Other assets			1,735,003

Total Assets			$ 48,752,270

Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit			41,222,723
Note payable			177,197
Accounts Payable			1,518,479
Estimated reserve for losses under servicing
agreements			236,929
Other liabilities			1,426,826

Total Liabilities			44,582,154

Minority interest			-

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares			1,000
Additonal paid-in capital			518,702
Retained earnings			3,667,373
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax			18,350

			4,205,425
Less:Treasury stock - at cost			(35,309)

Total Stockholders' Equity			4,170,116

Total Liabilities and Stockholders' Equity			$ 48,752,270

See accompanying notes to consolidated financial statements.

-1-

	First Financial Corporation
	Consolidated Statements of Income
Three months and Nine months ended September 30, 2002 and 2001
	(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	--------------------------------		--------------------------------
	2002	2001	2002	2001
	----------	----------	----------	----------
Revenues:
Loan administration	$ 2,418,155	$ 1,863,967	$ 5,304,859	$ 6,379,531
Interest income	713,206	392,647	1,590,831	1,447,001
Other income	955,734	520,541	1,562,087	1,011,478

Total Revenues	4,087,095	2,777,155	8,457,777	8,838,010

Expenses:
Salaries and related expenses	1,673,354	1,464,362	4,392,897	4,601,443
Interest expense	498,946	297,070	1,027,707	1,236,440
Provision for losses under servicing
agreements	-	-	-	-
Other operating expenses	1,137,118	882,158	3,032,162	2,785,112

Total Expenses	3,309,418	2,643,590	8,452,766	8,622,995

Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	777,677	133,565	5,011	215,015

Federal income taxes	-	188	18	188

Income before minority interest	777,677	133,377	4,993	214,827

Minority interest in net loss (income)	(49,942)	(32,615)	370,049	(97,512)

Income before equity in earnings (loss) of
affiliates	727,735	100,762	375,042	117,315

Equity in earnings (loss) of affiliates	-	(32,984)	(206)	(25,929)

Net income (loss)	727,735	67,778	374,836	91,386

Other comprehensive income:
Unrealized holding gains (losses)	53,007	(65,896)	16,315	(25,248)

Comprehensive income (loss)	$ 780,742	$ 1,882	$ 391,151	$ 66,138

Income Per Common Share	$4.50	$0.01	$2.25	$0.38

See accompanying notes to consolidated financial statements.

-2-

First Financial Corporation
Consolidated Statement of Cash Flows

			(Unaudited)
			Nine Months Ended September 30,
			----------------------------
			2002	2001
			-----------	-----------
Cash flows from operating activities:
Net income (loss)			$ 374,837	$ 66,138
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation			39,292	177,856
Provision for losses under servicing agreements			-	-
Equity in (income) loss of affiliates			206	25,929
Realized (gains) losses on marketable investment securities			45,569	(1,181)
Net (increase) decrease in accounts receivable			102,087	34,265
Net (increase) decrease in other assets			(593,619)	197,002
Net increase (decrease) in accounts payable			588,711	(203,456)
Net increase (decrease) in other liabilities			774,992	(128,900)
Increase (decrease) in minority interest			(1,571,344)	97,484
(Increase) decrease in restricted cash used
in operating activities - net			344,044	(324,598)
Mortgage loans funded			(472,792,185)	(419,913,255)
Mortgage loans sold			465,879,155	413,898,121
Increase in mortgage loans participations sold			9,998,521	-
Other			(21,098)	59,291

Net cash provided (used) for operating activities			3,169,168	(6,015,304)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities			207,415	10,924
Purchases of marketable investment securities			(19,521)	(33,097)
Purchases of restricted marketable investment securities			(593,193)	-
Unrealized holding gain (loss)			16,314	-
Proceeds from sale of property and equipment			767,637
(Increase) decrease in deferred gain on sale of property & equipment			(496,168)
Purchase of property and equipment			(368,020)	(70,792)
Principal collections on mortgage loans			38,285	64,291
Amortization of discount on mortgage loans purchased			-	-
(Advances to) repayments from affiliates			415,514	-

Net cash provided (used) for investing activities			(31,737)	(28,674)

Cash flows from financing activities:
Net change in short-term borrowings			(3,012,552)	6,188,026
(Increase) decrease in notes receivable			(225,000)	-

Net cash used for financing activities			(3,237,552)	6,188,026

Net increase (decrease) in cash and cash equivalents			(100,120)	144,048
Cash and cash equivalents at beginning of year			1,060,879	868,826
Cash and cash equivalents at end of period			$ 960,759	$ 1,012,874

Supplemental Disclosure of Cash Flow Information
Interest Paid			$ 978,697	$ 1,174,467

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

As more fully discussed in Form 8-K dated November 14, 2002, effective July 31, 2002, the Company acquired all of the outstanding common stock of First Preference Mortgage Corp. ("FPMC") so that the Company directly owns 100% of the capital stock of FPMC. FPMC was a third-tier subsidiary of Key Group, Ltd. ("Key Group"), a Texas Limited Partnership, which the Company owned an approximately 53% interest. The Company's consolidated statements of income include the revenue and expense of Key Group for the period January 1, 2002 to July 31, 2002 and the revenue and expense of FPMC for the period August 1, 2002 to September 30, 2002. The minority interest in net loss (income) represents the ownership of other entities in the net loss (income) of Key Group.

The results of operations and changes in cash flow for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $347,000 at September 30, 2002, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $10,495 and are included in restricted cash at September 30, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had net income of $374,836 for the nine months ended September 30, 2002 compared to net income of $91,386 for the same period in 2001.  Loan administration revenues were $5,304,859 for the first nine months of 2002 compared to $6,379,531 for the same period of 2001.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's retail branch mortgage loan operations. During the nine months ended September 30, 2002, First Preference Mortgage Corp.("FPMC"), funded approximately $63.6 million in retail residential mortgage loans and approximately $409.2 million in wholesale loans compared to approximately $108.0 million and $311.9 million during the same period in 2001, respectively. Revenue generated by retail loans is approximately 450% of the revenue received from wholesale loans.  In addition, during the nine months ended September 30, 2002, the revenues from the sale of the mortgage loans to governmental and private investors decreased significantly due to the unstable market conditions that prevailed during the period.

For the seven months ended July 31, 2002, Key Group had a net loss of ($786,352) compared to net income of $207,190 for the nine months ended September 30, 2001. This significant change by Key Group is primarily due the decrease in retail residential mortgage loan originations and reduced revenues from the sale of the mortgage loans as discussed above. The Company's share of the net income (loss) of Key Group was ($416,303) for the seven months ended July 31, 2002 and $109,678 for the nine months ended September 30, 2001. The minority interest in the net loss of Key Group amounted to $370,049 for the seven months ended July 31, 2002 compared to a minority interest in the net income of ($97,512) for the nine months ended September 30, 2001.  The minority interest represents the ownership of other entities in the Key Group net income or net loss.

For the two months ended September 30, 2002, FPMC had net income of $744,522. Approximately $636,000 of the net income is attributable to the recoupment of an asset valuation reserve that was required to be recorded by FPMC in connection with its acquisition by the Company as discussed above.

Interest income for the nine months ended September 30, 2002 amounted to $1,590,831 compared to $1,447,001 for the same period in 2001.  This increase is primarily due to the increase in new residential mortgage loans originated during the first nine months of 2002 as compared to 2001 as discussed above.  FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Salaries and related expenses decreased to $4,392,897 for the nine months ended September 30, 2002, compared to $4,601,443 for the same period in 2001. This decrease is primarily due to the reduction in the amount of commission expense resulting from decreased retail residential mortgage loan originations as discussed above.

For the nine months ended September 30, 2002, interest expense amounted to $1,027,707 compared to $1,236,440 for the same period in 2001.  The decrease in interest expense for the nine months ended September 30, 2002 is primarily due to decrease in the weighted average interest rate from 6.31% for the nine months ended September 30, 2001 to 4.40% for the same period in 2002.

During the nine months ended September 30, 2002, the provision for losses under servicing agreements was ($0) resulting in a balance in the reserve for losses under servicing agreements of $236,929 at September 30, 2002.  For the nine months ended September 30, 2001, the Company had a negative provision for losses under servicing agreements of ($0) which resulted in a balance in the reserve for losses under servicing agreements of $236,929 at September 30, 2001.  As previously discussed, under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

Other income for the nine months ended September 30, 2002 amounted to $1,562,087 compared to $1,011,478 for the same period in 2001. In the second quarter of 2001, the Company evaluated its billings for consulting fees and increased the fees to reflect the current cost of providing these services. In addition, FPMC recognized approximately $636,000 in other income as discussed above.

The consolidated statements of income for the nine months ended September 30, 2002 reflect equity in the net loss of affiliates of ($206) compared to a net loss of  $25,248 for the same period in 2001.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2002, unrealized holding gains amounted to $16,315 compared to unrealized holding losses of ($25,248) for the nine months ended September 30, 2001.

Financial Condition

At September 30, 2002, the Company's total assets were $48,752,270 compared to $28,219,264 at September 30, 2001.  Included in the Company's total assets at September 30, 2002 are the assets of FPMC which amounted to $47,080,637.  At September 30, 2001 the Company's assets included the assets of Key Group which amounted to $25,220,754. The FPMC assets at September 30, 2002 consisted primarily of cash and cash equivalents of $673,059, accounts and notes receivable of $1,277,937, mortgage loans of $41,777,247, property and equipment of $444,191, real estate of $444,000 and prepaid expenses and other assets of $1,464,203.  The minority interest in the net assets of Key Group at September 30, 2001 amounted to $1,421,991.

On consolidated basis, cash and cash equivalents (including restricted cash) were $1,580,368 at September 30, 2002.  Included therein was cash and cash equivalents of FPMC of $673,059 and Apex Lloyds Insurance Company of $869,151.  The cash flow of FPMC is only available to the Company as allowed under the terms of FPMC's mortgage warehouse line of credit agreement. The cash flow of Apex Lloyds Insurance Company is only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2001, FPMC has a mortgage warehouse line of credit with a financial institution totaling $45,000,000 which expired March 31, 2002. This agreement was extended until October 31, 2002 and was subsequently extended to April 30, 2003. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $3,500,000 and adjusted-tangible-net worth above $3,200,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. In addition, FPMC has a loan participation agreement with another financial institution amounting to $17,000,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.

Item 3. Controls and Procedures

Within the 90 days prior to the filing of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

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

Item 5. Other Information

This report on Form 10-Q is accompanied by a statement of the Chief Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K with a report date of May 24, 2002, was filed on August 20, 2002, pertaining to the resolution of disputes within the Mann family.

A Form 8-K with a report date of August 14, 2002, was filed on August 14, 2002, containing Certification of Principal Executive Officer and Principal Financial Officer of the contents of Form 10-Q for period ending June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date November 14, 2002	/s/ David W. Mann David W. Mann President Duly Authorized Officer and Principal Financial Officer

Date November 14, 2002	/s/ Robert L. Harris___ Robert L. Harris Vice President and Principal Accounting Officer

Annual and Quarterly Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David W. Mann, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of First Financial Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David W. Mann
David W. Mann
Chief Executive Officer and Chief Financial Officer