Form 10KSB
period 2002-12-31
FIRST FINANCIAL CORP /TX/
filed 2003-04-15
CIK 36315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2002

___      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  0-5559

FIRST FINANCIAL CORPORATION
(Name of small business issuer as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1502313 (I.R.S. Employer Identification No.)

800 Washington Avenue, Waco, Texas (Address of principal executive offices)	76701 (Zip Code)

Issuer's telephone number: (254) 757-2424

Securities registered pursuant to Section 12(b) of the Act:

None

 Securities registered pursuant to Section 12(g) of the Act:

Common Stock (no par value per share)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes X       No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  __

Issuer's revenues for the fiscal year ended December 31, 2002 were $12,866,055.

There is no established trading market for the Issuer's class of voting stock, therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer's Common Stock outstanding on March 31, 2003 was 173,528.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Information Statement submitted to the Issuer's shareholders in connection with the Issuer's 2003 Annual Meeting of Shareholders to be held on May 15, 2003 are incorporated by reference into Part III (Items 9, 10, 11 and 12) if this report.

Transitional Small Business Disclosure Format (check one):     Yes_____   No  X

Total number of pages, including cover pages - 80

PART I

Item 1.  Description of Business

GENERAL

First Financial Corporation (the "Company") was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas.  During the last three years, the primary business of the Company through its wholly-owned and majority-owned subsidiaries, has been originating and servicing residential mortgage loans, engaging in a limited amount of insurance activities, providing consulting and data processing services to related companies and servicing a decreasing portfolio of manufactured home loans.

The Company originates and services residential mortgage loans through its subsidiary, First Preference Mortgage Corp. ("FPMC").  The company increased its ownership in FPMC from 53% to 100% as a result of the transactions described under "Key Group Transactions" below.

Apex Lloyds Insurance Company ("Apex Lloyds"), a wholly owned subsidiary of the Company, is involved in underwriting hazard and credit risks on residential home loans financed by the company or by others, and on the decreasing portfolio of manufactured home loans serviced by the Company. Hazard insurance on residential homes not financed by the Company or any related company is also written by Apex Lloyds through fronting and reinsurance agreements with unrelated third parties. Through First Apex Re, Inc. ("FAR"), the Company provides reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and/or affiliated entities.

FPMC originates and services residential mortgage loans and is an approved seller/servicer for Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration.  FPMC currently operates retail branch offices in Waco, Colleyville, Victoria, and Tyler, Texas.  Each retail branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective markets.  FPMC also originates loans received from approximately 600 FPMC-approved independent mortgage loan brokers located throughout Texas.  On January 22, 2002, FPMC was licensed to conduct mortgage lending in the State of Georgia.  Resultantly, FPMC opened a wholesale operations center in Georgia and originated loans through approved brokers until the operation was subsequently closed in September 2002.  Substantially all of the loans originated by FPMC are sold to governmental or private investors.  During 2000, 2001, and 2002, FPMC originated approximately $320 million, $591 million and $673 million, respectively, in new residential mortgage loans.

(continued)

Item 1.  Description of Business (Continued)

GENERAL (Continued)

FPMC funds the loans it originates prior to the sale of such loans to investors. The source of money to fund these loans is a warehouse line of credit with a financial institution under which such financial institution advances up to 99% of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan.  The advance is repaid when the loan is sold to the investor.  Additionally, in August 2002, the Company entered into a Loan Participation Agreement with another financial institution.  Under this agreement, the financial institution underwrites selected loans originated by FPMC and has the option to purchase a 99% undivided interest in each loan approved for the program.  When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions.  Compared to its competitors, FPMC is a small company.  The loan products offered by FPMC are similar to loan products offered by its competitors.

The Company and its consolidated subsidiaries employed 105 employees as of December 31, 2002, of whom 89 are full-time employees.  Seventy-six of these employees work for FPMC, of whom 65 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.

KEY GROUP TRANSACTIONS

Prior to the transactions reported below, (i) the Company owned, directly, approximately 53% of Key Group, Ltd., a Texas limited partnership, (ii) Key Group Ltd. owned all of the capital stock of First Preference Holdings, Inc.  ("FPHI"), a Texas corporation; (iii) FPHI owned all of the capital stock of Security Washington Avenue Corporation ("Security"), a Delaware corporation; and (iv) Security owned all of the capital stock of FPMC.  The remaining interest in Key Group, Ltd. (approximately 47%) was owned by Bluebonnet Investments, Ltd., a Texas limited partnership ("Bluebonnet"), which is controlled, in part, by David W. Mann (the President and a director of the Company) and Annie Laurie Miller (the Executive Vice President of the Company). Substantially all of Bluebonnet is owned, indirectly, by Mr. Mann and his siblings, Mary Hyden Hunter and Allen B. Mann, each of whom is a director of the Company.

(continued)

Item 1.  Description of Business (Continued)

KEY GROUP TRANSACTIONS (Continued)

On or shortly after July 31, 2002, the following transactions occurred:

1.    Key Group, Ltd. was dissolved and distributed all of its assets to its partners, as a result of which the Company received approximately 53% and Bluebonnet received approximately 47% of the capital stock of FPHI.

2.    The Company purchased from Bluebonnet all of the capital stock of FPHI owned by Bluebonnet (valued at $478,361) in exchange for transferring to Bluebonnet (i) the Company's 24% limited partner interest (valued at $290,699) in Vidor, Ltd., a Texas limited partnership, the business of which consists of the ownership of approximately 1.8 acres of unimproved real estate located in eastern Texas, (ii) the Company's 25% membership interest (valued at $10,465) in Vidor Whispering Pines, L.C., a Texas limited liability company, the business of which consists of the ownership of approximately 160.5 acres of unimproved real estate, located in eastern Texas, and (iii) a promissory note (the "Promissory Note") in the principal amount of $177,197 payable in full in three years, bearing interest at 7.25% per year payable quarterly, and secured by approximately 78.471 acres of unimproved real estate owned by the Company located in Robinson, Texas (the "Robinson Real Estate"). As a result of this purchase from Bluebonnet, the Company became the sole owner of all of the outstanding capital stock of FPHI.  For purposes of determining the purchase price of the assets exchanged in these transactions, all non-cash assets other than the Promissory Note were evaluated at the valuations determined in recent appraisals received from independent, expert appraisers.

3.    Security merged with and into FPHI, after which FPHI merged with and into FPMC, with FPMC being the surviving corporation.

4.    The Promissory Note was assumed by FPMC and the Robinson Real Estate was transferred by the Company to FPMC as a capital contribution.

5.    Real estate owned by FPMC at 800 Washington Avenue in Waco, Texas, was sold to FVI Acquisition, L.C. ("FVI") for $750,000, of which $525,000 was paid in cash at closing and $225,000 was paid in the form of FVI's 3-year promissory note secured by the Washington Avenue property and bearing interest at 5.25% (½% over Wells Fargo Bank, N.A. prime rate).  The Washington Avenue property was leased back by FVI to FPMC pursuant to a triple-net lease calling for monthly rental payments of $9,382 for a primary term of three years.  FVI is a Texas limited liability company the manager of which is David W. Mann and all of the membership interests in which are owned by the trusts for the benefit of Mr. Mann's minor children.

 As a result of these transactions, Key Group, Ltd., FPHI and Security have been eliminated and FPMC is now wholly owned, directly by the Company.

(continued)

Item 1.  Description of Business (Continued)

DEBT SWAP WITH BLUEBONNET

On November 22, 2002, the $225,000 promissory note issued by FVI to the Company and the security interest in the Washington Avenue property serving as collateral for that note was assigned by the Company to Bluebonnet in exchange for (i) the cancellation of the $177,197 promissory note issued by the Company to Bluebonnet, (ii) the relinquishment by Bluebonnet of its security interest in the Robinson Real Estate and (iii) the payment by Bluebonnet to FPMC of cash in the amount of the difference between the principal balances due on the two notes ($39,649).

RESOLUTION OF DISPUTES WITHIN THE MANN FAMILY

As reported in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, and in the Information Statement for the Company's May 16, 2002, annual meeting of shareholders, Robert A. Mann and his children, Mary Hyden Hunter, David W. Mann, and Allen B. Mann, had significant disagreements with regard to the direction and management of the Company, its subsidiary, First Preference Mortgage Corporation and various other Mann business interests.  These disputes had resulted in the following litigation, also previously reported:  (i) litigation initiated on July 12, 2001, by Robert A. Mann against David W. Mann, Allen B. Mann, and certain other parties alleging, among other things, that the removal and replacement of Robert A. Mann as trustee of the David W. Mann 1990 Trust was improper and that the seizure of Robert A. Mann's ownership interests in Bluebonnet Investments, Ltd. and Key Group, Ltd. was improper; and (ii) litigation initiated on July 19, 2001, by Annie Laurie Miller and Harold E. Allison, III, who sought a declaratory judgment against Robert A. Mann, seeking to establish the validity of their status as co-trustees of the 1990 Trust.

On May 24, 2002, Robert A. Mann, Mary Hyden Hunter, David W. Mann, Allen B. Mann, and certain related parties entered into a settlement agreement as a result of which (i) all litigation and claims among the parties, including the litigation described above, were dismissed and settled; (ii) all disputes between Robert A. Mann, on the one hand, and Mary Hyden Hunter, David W. Mann, and Allen B. Mann, on the other hand, as to the direction and management of the Company, its subsidiaries and other Mann business interests have been settled; (iii) Robert A. Mann has no continuing management or other control positions with the Company or any of its subsidiaries; and (iv) Robert A. Mann has no management or control position and no significant ownership position in any entity that, directly or indirectly, owns any interest in the Company.

Item 2.  Description of Properties

First Preference Mortgage Corp. ("FPMC") owned an office building containing approximately 13,500 square feet of office space at 800 Washington Avenue, Waco, Texas.  On August 1, 2002, this building was sold to FVI Acquisition, L.C. ("FVI") and leased back by FVI to FPMC pursuant to a triple-net lease for a term of three years (see Certain Relationships and Related Transactions).  This office building has served as the Company's principal office since August 1991.

FPMC currently leases approximately 1,750 square feet of office space located at 919 N. Valley Mills Drive, Waco, Texas as a retail branch office. This lease expired and FPMC renewed the lease for a term of 36 months.

FPMC leases approximately 1,620 square feet of office space located at 464 Mid Cities Boulevard, Hurst, Texas as an area operations center.  This lease expired in May 2003 and was renewed for an additional one year term to expire April 30, 2004.

In February 2002, FPMC leased approximately 550 square feet of office space located at 5620 Old Bullard Road, Tyler, Texas for a term of 12 months. In February 2003, FPMC leased an additional 279 square feet of space and extended the lease on the 550 square feet of office space until February 2006.  This location is a retail branch office.

FPMC leases approximately 1,693 square feet of office space located at 5700 Northwest Central Drive, Houston, Texas as an area operations center.  This lease expires in April 2003.

In March 2000, FPMC assumed a lease of approximately 1,811 square feet of office space located at 6224 Colleyville Boulevard, Colleyville, Texas as a retail branch.  This lease expired November 30, 2001, and FPMC renewed the lease for a term of 36 months.

In May 2000, FPMC rented approximately 1,000 square feet of office space located at 3606 John Stockbauer Drive, Victoria, Texas on a month-to-month basis to terminate May 1, 2001. The lease was extended on a month-to-month basis in May 2001.  This location is a retail branch office.

In June 2001, FPMC leased approximately 1,122 square feet of office space located at 4444 Corona Drive, Suite 137, Corpus Christi, Texas for a retail branch office.  In April 2002, this office was closed and FPMC bought out the remaining term of the lease.

In May 2001, FPMC leased approximately 1,000 square feet of office space at 203 Crossroads Shopping Center, Waco, Texas for a lease term of three years.  This office serves as a satellite retail office.

In February 2002, FPMC leased office space located at 5784 Lake Forest Drive, Suite 213, Atlanta, Georgia for a lease term of 12 months as an area operations center.  In September 2002, this office was closed and FPMC bought out the remaining term of the lease.

In May 2002, FPMC leased approximately 264 square feet of office space located at 1723 E. Cherry Street, Rockport, Texas on a month-to-month basis.  This office serves as a satellite retail office.

(continued)

Item 2.  Description of Properties(Continued)

In September 2002, FPMC leased approximately 1,470 square feet of office space located at 4923 Franklin Avenue, Waco, Texas for a lease term of 36 months.  This office serves as a retail branch office.

On April 30, 1993, Apex Lloyds, a subsidiary of the Company, purchased an office building containing approximately 14,475 square feet of office space located at 825 Washington Avenue, Waco, Texas.  The building is presently being used to store records and was purchased with the intent that it will be used as the home office of Apex Lloyds in the future.

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

There is no established public trading market for the Company's no par value common stock.  On March 31, 2003, the Company had approximately 470 holders of record of its common stock.

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

Item 6.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations

The Company had net income of $1,048,899 for 2002, compared to net income of $317,627 for 2001.  In general, substantially all of the Company's revenue is derived from the Company's subsidiaries involved in residential mortgage loan operations and insurance operations.

(continued)

Item 6.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations (Continued)

Results of Operations (Continued)

As previously discussed, effective July 31, 2002, the Company acquired all of the outstanding common stock of First Preference Mortgage Corp. ("FPMC") so that the Company directly owns 100% of the capital stock of FPMC.  FPMC was third-tier subsidiary of Key Group, a Texas Limited Partnership, which the Company owned approximately 53% interest. The Company's consolidated statements of income include the revenue and expense of Key Group for the period January 1, 2002, to July 31, 2002, and the revenue and expense of FPMC for the period August 1, 2002, to December 31, 2002.

For the seven months ended July 31, 2002, Key Group had a net loss of ($786,352) compared to net income of $525,041 for the year ended December 31, 2001.  This significant decrease is primarily due to decreased loan administration revenues resulting from decreased FPMC retail residential mortgage loan originations.  During the seven months ended July 31, 2002, FPMC originated approximately $44.7 million in retail mortgage loans and approximately $279.4 in wholesale loans though it's network of approved independent mortgage brokers compared to approximately $134.9 and $456.4, respectively, for the year ended December 31, 2001.  In addition, revenues from the sale of the mortgage loans to governmental and private investors decreased significantly during the seven months ended July 31, 2002, due to the unstable market conditions that prevailed during the period.  The Company's share of the net income (loss) of Key Group was ($416,303) for the seven months ending July 31, 2002, and $277,962 for the year ended December 31, 2001.  The minority interest in the net loss of Key Group amounted to $370,049 for the seven months ended July 31, 2002, compared to a minority interest in the net income of ($247,079) for the year ended December 31, 2001.  The minority interest represents the ownership of other entities in the Key Group net income of loss.

For the five months ended December 31, 2002, FPMC had net income of $1,065,130.  During this period, FPMC funded approximately $46.8 million in new residential mortgage loans by its retail branches and approximately $302.6 million in wholesale loans.  Also, during this period, the revenues from the sale on mortgage loans to governmental and private investors increased significantly due to improved market conditions.

Loan administration and production revenue for 2002 was $5,428,785 compared to $5,453,612 for 2001. During 2002, FPMC originated approximately $91.5 million in new residential mortgage loans by its retail branches and approximately $582 million was originated through it's network of approved independent mortgage brokers compared to $134.9 and $456.4, respectively in 2001.

Interest income for 2002 amounted to $2,413,731 compared to $1,971,450 in 2001.  During 2002, the interest income earned by the Company on investments declined by approximately $45,000 or 47%.  This decline is primarily due to the reduction in the rates of return on the Company's investments due to declining interest rates.  During the year ended December 31, 2002, the interest income earned on mortgages held-for-sale increased by approximately $468,000 primarily due to the approximately $82.2 million increase in loan originations from 2001 to 2002.  FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

(continued)

Item 6.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations (Continued)

Results of Operations (Continued)

Interest expense for the year ended December 31, 2002, amounted to $1,666,939 compared to $1,614,815 for the same period in 2001.  During 2002, the weighted average interest rate on the Company's financing of its mortgage lending activities was 4.48% compared to 5.81% for 2001.  The difference between interest income and interest expense in 2002 was approximately $746,792 compared to approximately $377,000 in 2001.  The increase in the spread between interest income and interest expense was primarily due to residential mortgage rates decreasing at a slower rate than the interest paid on the borrowed funds (see Liquidity and Capital Resources).

For the year ended December 31, 2002, First Apex Re ("FAR") had net mortgage insurance premium revenues of $328,934 compared to $354,808 for 2001.  The revenues of FAR are generated as a result of loans made by FPMC and the premiums generated by these policies renew annually until the loan is paid off or the loan to value is less than 80%.  Revenue of FAR is dependent on the loans funded by FPMC.

Fees earned under fronting and reinsurance agreements amount to $530,500 in 2002 compared to $198,453 in 2001.  This increase is primarily due to a new Quota Share Reinsurance Contract that was effective January 1, 2002, under which the Company earns assumed reinsurance premiums in addition to fronting fees.

Consulting fees for the year ended December 31, 2002, amounted to $682,462 compared to $503,283 for the same period in 2001.  Effective in May 2001, the Company evaluated its billings for consulting fees and increased the fees to reflect the current cost of providing these services.

During the years ended December 31, 2002 and 2001, the Company did not originate any manufactured home loans.  The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 2002, the Company realized gain on sales of loans of $3,401,475 compared to $3,390,013 in 2001.  This realized gain on sale of loans is inflated by approximately $636,000 as a result of the Company's ability to acquire FPMC's loans from a related party at less than book value.  Without this difference in valuation, the Company's realized gain on sale of loans for the year ended December 31, 2002, would have been $2,765,629.  During 2002, the volume of new residential mortgage loans sold by FPMC to governmental and private investors amounted to approximately $659.3 million compared to $558.1 in 2001; however, the net margin realized on the sale of these mortgage loans decreased by approximately 36% due to the unstable market conditions that prevailed during the year.  During 2002, the Company also realized losses of approximately ($46,000) on the sale of certain of its marketable investment securities compared to realized gains of approximately $47,000 in 2001.

(continued)

Item 6.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations (Continued)

Results of Operations (Continued)

Salaries and related expenses for 2002 were $6,081,031 compared to $5,967,503 in 2001. This increase is primarily due to the overall increase in the volume on new residential mortgage originated in 2002 compared to 2001 as previously discussed.

Operating expenses for 2002 were $4,267,902 compared to $3,675,930 in 2001. As discussed above, this increase is primarily due to the increase in loan origination volume for 2002 compared to 2001.

The Company made no provision for losses under servicing agreements in either 2002 or 2001 and the reserve for losses under servicing agreements remained unchanged at $236,929 at December 31, 2002.  Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of insurance proceeds, if any, sustained on default of the borrower.  The Company has analyzed it servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans.  Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company's total consolidated assets were $49,824,169 compared to $51,581,310 at December 31, 2001.  Included in the Company's total assets at December 31, 2001, are the assets of Key Group which amounted to $48,713,800. The Key Group assets at December 31, 2001, consisted primarily of cash and cash equivalents of $928,724, accounts receivable of $1,342,021, mortgage loans of $44,790,491, property and equipment of $835,740 and deferred tax benefit and other assets of $816,713.  The minority interest in the net assets of Key Group at December 31, 2001, amounted to $1,571,344.

The Company's primary uses of cash are to meet operational expenses, meet debt service obligations to its lenders, and make payments due to the holders of loans serviced by the Company.  In addition, FPMC provides interim funding for originated residential mortgage loans.

On a consolidated basis, cash and cash equivalents (including restricted cash) were $2,092,197 at December 31, 2002.  Included therein were cash and cash equivalents for Apex Lloyds of $300,000 and First Apex Re of $226,179.  The cash flow of Apex Lloyds and First Apex Re are only available to the Company as allowed by state insurance regulations.

(continued)

Item 6.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company's primary sources of cash to meet its operational expenses and meet debt service obligations to lenders will be cash on hand, cash generated by liquidation of existing assets, collection of claims on credit insurance and servicing fees.  The subsidiaries of the Company that are engaged in an active business generate cash from their own operations.

FPMC has a mortgage warehouse line of credit with an unrelated financial institution totaling $45,000,000 that expires on April 30, 2003.  On April 9, 2003, the maturity date was extended to May 31, 2003 in order to complete the renewal process.  Under this agreement, the financial institution advances up to ninety-nine percent (99%) of the amount paid by the investor, but not to exceed the unpaid principal of the loan.  When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid.  Advances bear interest based on the 30 day LIBOR (London Interbank Offered Rate) plus 1.90% to 2.65% depending on the advance rate.  As of December 31, 2002 and 2001, the principal amount outstanding on the line of credit was $42,163,093 and $44,362,472, respectively.  This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $3,500,000 and adjusted-tangible-net worth above $3,200,000.  Also, FPMC's total liabilities to adjusted tangible-net-worth may never exceed 15 to 1.  The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann.

In addition, since August 2002 FPMC has a loan participation agreement with Citizens State Bank of Woodville, Texas, of which David W. Mann is president, chief executive officer and a principal shareholder, under which Citizens State Bank has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  At December 31, 2002, $13,514,688 in participations were outstanding under this agreement.

In order to meet short-term liquidity needs, during the months of August and September of 2002, FPMC sold loans to and repurchased the same loans from the following entities, all of which are owned indirectly and controlled by David W. Mann and his siblings, Mary Hyden Hunter and Allen B. Mann:  UW General Agency, Inc., The Omnibus Corporation, Citizens Land Corporation and Bluebonnet Investments, Ltd.  The loans so sold and repurchased were in the following aggregate amounts and bore annual interest at the rates indicated:  $1,595,000 (6%) and $1,500,000 (5%).  The aggregate amount of interest paid on these loans was $14,385, all of which was paid during 2002.

In July 2002, as a result of FPMC's sale and leaseback of real estate in Waco, Texas, as described under "Key Group Transactions" in Item 1, above, the Company's liquidity was improved by the receipt of $525,000 in cash and a secured three-year promissory note in the amount of $225,000.  In November 2002, that promissory note was exchanged for the cancellation of a note made by the Company and cash in the amount of the difference between the principal balances due on the two notes ($39,649).

The Company had no material commitments for capital expenditures at December 31, 2002.  As reflected in the attached financial statements, the stockholder's equity of the Company was $4,851,624 at December 31, 2002, and the stockholders' equity was $3,778,963 at December 31, 2001.

Item 7.  Financial Statements

See following pages.

 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

April 8, 2003

401 WEST HIGHWAY 6 - P. O. BOX 20725 - WACO, TX 76702-0725 - (254) 772-4901 - FAX: (254) 772-4920 - www.pbhcpa.com
AFFILIATE OFFICES: AUSTIN, TX (512) 345-1452 - BROWNSVILLE, TX (956) 544-7778 - HILLSBORO, TX (254) 582-2583
LUFKIN, TX (936) 632-7648 - TEMPLE, TX (254) 791-3460 - ALBUQUERQUE, NM (505) 266-5904 - RIO RANCHO, NM (505) 898-3516

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2002

ASSETS

Cash and cash equivalents	$ 1,386,523
Restricted cash	705,674
Accounts receivable	1,159,251
Receivables from related parties	112,462
Marketable investment securities	662,011
Real estate held for investment, at cost	444,000
Mortgage loans held for investment	118,523
Mortgage loans held for sale	42,663,422
Property and equipment	664,320
Deferred tax benefit	266,715
Cash surrender value of officers' life insurance	249,509
Other assets	1,391,759

Total Assets	$ 49,824,169

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for losses under servicing agreements	$ 236,929
Estimated reserve for losses under insurance policies	31,291
Accounts payable	893,916
Accrued expenses and other liabilities	1,293,511
Payables to related parties	42,537
Note on line of credit	42,163,093
Note payable	50,000
Interest payable	261,268
Total Liabilities	44,972,545

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 183,750 shares, of which 10,222
shares are held in treasury shares	1,000
Additional paid in capital	518,702
Retained earnings	4,341,434
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	25,797
4,886,933
Less: Treasury stock - at cost	35,309
Total Stockholders' Equity	4,851,624

Total Liabilities and Stockholders' Equity	$ 49,824,169

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

REVENUE
Loan administration and production	$ 5,428,785	$ 5,453,612
Interest income	2,413,731	1,971,450
Insurance premiums and commissions	872,110	582,853
Consulting fees	682,462	503,283
Realized gain on sale of mortgage loans	3,401,475	3,390,013
Other	67,492	170,075
Total Revenue	12,866,055	12,071,286

COST AND EXPENSES
Salaries and related expenses	6,081,031	5,967,503
Interest expense	1,666,939	1,614,815
Provision for losses under servicing agreements and other	171,108	235,583
Operating expenses:
Professional fees	607,998	545,397
Depreciation and amortization	186,656	256,343
General and administrative	3,473,248	2,869,166
Total Cost and Expenses	12,186,980	11,488,807

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
AND EQUITY IN LOSS OF AFFILIATES	679,075	582,479

INCOME TAXES
Current	19	188
Total Income Taxes	19	188

INCOME BEFORE MINORITY INTEREST AND EQUITY	679,056	582,291
IN LOSS OF AFFILIATES

MINORITY INTEREST EARNINGS (LOSS)	370,049	(247,079)

INCOME BEFORE EQUITY IN LOSS OF
AFFILIATES	1,049,105	335,212

EQUITY IN LOSS OF AFFILIATES	(206)	(17,585)

NET INCOME	1,048,899	317,627

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on marketable securities, net of tax	23,762	(69,645)

COMPREHENSIVE INCOME	$ 1,072,661	$ 247,982

INCOME PER COMMON SHARE	$ 6.04	$ 1.83

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002 AND 2001

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized	Treasury
	Stock	Capital	Earnings	Gain/(Loss)	Stock	Total

BALANCE, DECEMBER 31, 2000	$ 1,000	$ 518,702	$ 2,974,908	$ 71,680	$(35,309)	$ 3,530,981

COMPREHENSIVE INCOME

Net income	-	-	317,627	-	-	317,627

Other comprehensive income:
Unrealized loss on marketable
securities, net of tax	-	-	-	(69,645)	-	(69,645)

Total Comprehensive Income						247,982

BALANCE, DECEMBER 31, 2001	1,000	518,702	3,292,535	2,035	(35,309)	3,778,963

COMPREHENSIVE INCOME

Net income	-	-	1,048,899	-	-	1,048,899

Other comprehensive income:
Unrealized gain on marketable
securities, net of tax	-	-	-	23,762	-	23,762

Total Comprehensive Income						1,072,661

BALANCE, DECEMBER 31, 2002	$ 1,000	$ 518,702	$ 4,341,434	$ 25,797	$(35,309)	$ 4,851,624

The accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,048,899	$ 317,627
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	186,656	256,343
Realized gain on sale of mortgage loans	(3,120,628)	(3,390,013)
Gain on sale of property and equipment	(88,262)	-
Equity in net loss of affiliates	455,158	68,033
Provision for losses under servicing agreements and other	153,188	(256,462)
Increase (decrease) in restricted cash	257,979	(403,129)
Increase (decrease) in accounts receivable	449,408	(154,436)
Increase (decrease) in accounts payable	855,786	(356,905)
Increase (decrease) in minority interest	(1,571,344)	246,837
Mortgage loans funded	(672,892,200)	(591,359,547)
Mortgage loans sold	664,359,173	565,911,215
Change in mortgage loan participations sold	13,514,688	-
Increase (decrease) in other assets	(675,785)	351,315

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	2,932,716	(28,769,122)

CASH FLOWS FROM INVESTING ACTIVITIES
(Gain) loss on sale of marketable investment securities, available for sale	45,569	(83,491)
Proceeds from sale of marketable investment securities, available for sale	208,497	(9,455)
Purchases of marketable investment securities, available for sale	(579,496)	(58,768)
Principal received on mortgage loans	48,281	78,634
Purchases of property and equipment	(434,973)	(85,408)
Disposition of property and equipment	304,429	-

NET CASH USED BY INVESTING ACTIVITIES	(407,693)	(158,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(2,199,379)	29,142,163
Proceeds from notes payable	-	50,000
Payments on notes payable	-	(72,500)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,199,379)	29,119,663

NET INCREASE IN CASH AND CASH EQUIVALENTS	325,644	192,053

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,060,879	868,826

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,386,523	$ 1,060,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 1,560,635	$ 1,468,922

Federal income taxes paid	$ 19	$ 188

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2002

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

            Basis for Financial Presentation

The Company's financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ significantly from those estimates.  Operating results for the year ended December 31, 2002, are not necessarily indicative of the results for any future period.

            Insurance Related Activities

The Company owns 100% of a property and casualty insurance company and indirectly a mortgage guarantee insurance company which are included in the consolidated financial statements.  The policies below relate specifically to the insurance activities of the companies.

Premium Revenues - Premiums on property and casualty contracts are recognized as earned primarily on a prorata basis over the contract period.

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses.  The provisions for unpaid losses and loss expenses at December 31, 2002 and 2001, have been established to cover the estimated net cost of insured losses.  The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

(continued)

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Insurance Related Activities (Continued)

Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement.  This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature.  Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable.  During 2002, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

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

            Cash Equivalents

For the purposes of the 2002 and 2001 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

            Investment Securities

Investment securities classified as available for sale are adjusted to market value at year-end.  The unrealized gain (loss) is recorded net of income taxes as a component of comprehensive income.  Realized gains or losses on sale of securities are calculated based on the specific identification method.

            Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

            Real Estate Held For Investment

Real estate held for investment is carried at the lower of cost or market in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  As of year-end, no permanent impairments to this property had occurred.

(continued)

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investment yield requirements calculated on the aggregate loan basis.  Mortgage loans held for sale are reported net of any participations sold to investors.

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

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Hedging Anticipated Transactions

The Company's wholly owned subsidiary, First Preference Mortgage Corporation ("FPMC"), has off-balance sheet interest rate risk on mortgage loans in its pipeline.  In order to decrease the interest rate risk associated with the market, FPMC is hedging anticipated transactions by purchasing mortgage-backed securities against its pipeline.  These mortgage-backed securities are designed as fair value hedging instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  FPMC accounts for the hedging of these anticipated transactions by recording the funded loan using the interest rate of the hedge, instead of the stated rate on the loan.  Since FPMC holds these loans short-term, the gain or loss on the loan, due to the hedge, is recognized when it is sold to the investor.

            Earnings Per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

            Mortgage Loan Servicing Rights

For mortgage loans sold, the Company retains the right to service certain loans.  Those rights are capitalized and amortized over the life of the loan on a straight-line basis.  As of December 31, 2002, the Company does not maintain a balance for loan servicing rights.

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

 3.        LOAN ADMINISTRATION

The Company was servicing loans owned by institutional investors aggregating approximately $340,000 at December 31, 2002.  The Company was also servicing loans owned by the Company's wholly owned subsidiary, First Preference Mortgage Corporation, aggregating approximately $80,000 at December 31, 2002.  Related trust funds of approximately $77,000 at December 31, 2002, on deposit in special bank accounts are not included in the consolidated financial statements.

(continued)

 3.        LOAN ADMINISTRATION (Continued)

First Preference Mortgage Company also holds trust funds of approximately $72,000 at December 31, 2002.  These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements.  These trust funds include monies that are related to the administration of loans.

 4.        MARKETABLE INVESTMENT SECURITIES

Marketable investment securities at December 31, 2002, consist of:

Gross
	Amortized	Unrealized	Fair
December 31, 2002	Cost	Gain	Value

Available for sale:
Equity securities	$ 61,248	$ 4,254	$ 65,502
Bonds and notes, restricted	561,673	34,836	596,509

Total Investment Securities	$ 622,921	$ 39,090	$ 662,011

The gross unrealized gain for 2002 relating to investment securities available for sale is $37,055.

 5.        INVESTMENT IN AND ADVANCES TO AFFILIATED COMPANIES

Investment in and advances to affiliated companies consists of a 24% interest in Vidor, Ltd. (a limited partnership) and a 25% interest in Whispering Pines, L.L.C. (a limited liability company) at December 31, 2001.  As of December 31, 2002, these companies were transferred to Bluebonnet Investments, Ltd., as discussed in Note 10.

 6.        PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2002:

		Estimated
		Useful Lives

Buildings and improvements	$ 359,498	10 to 40 years
Equipment, furniture and fixtures	2,086,273	3 to 10 years
	2,445,771
Less accumulated depreciation	(1,781,451)

	$ 664,320

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

	December 31
	2002	2001

Balance, beginning	$ 236,929	$ 235,676
Recoveries - net	-	1,253

Balance, ending	$ 236,929	$ 236,929

The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.

 8.        LEASES

The Company maintains various equipment under long-term operating leases.  Future minimum rental payments required under these leases are approximately:

2003	$ 86,704
2004	72,953
2005	34,575
Total	$ 194,232

The rental expense for equipment leases was $96,182 and $89,783 for December 31, 2002 and 2001, respectively.

The Company also leases office space for its locations under various operating leases.  The future minimum rental payments required are approximately:

2003	$ 226,147
2004	190,317
2005	96,416
Total	$ 512,880

The rental expense for office space was $238,751 and $218,858 for 2002 and 2001, respectively.

   9.      FINANCING AGREEMENTS

In December 2000, FPMC entered into a mortgage warehouse line of credit not to exceed $25,000,000.  This warehouse line of credit replaced a master loan participation agreement that FPMC had with another financial institution.  Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan.  When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid. Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the sublimit category.  Borrowings under the agreement are collateralized by mortgage loans held for sale.  At December 31, 2002, approximately $42,000,000 in advances were outstanding under this agreement. On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000 and on April 10, 2001, it was amended to a maximum amount of $50,000,000.  On August 29, 2001, the line of credit was reduced to a maximum of $45,000,000.  This line of credit was amended on October 31, 2002, with a scheduled maturity date of April 30, 2003.

The line of credit agreement includes certain financial covenants.  As of December 31, 2002 and 2001, the Company is in compliance with these covenants.

During the year, the Company entered into a loan participation agreement with a financial institution related through common ownership amounting to $17,500,000.  Under this agreement, this financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by the Company.  When in subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  As of December 31, 2002, $13,514,688 in participations were outstanding under this agreement.

In order to meet short-term liquidity needs, during the months of August and September of 2002, FPMC sold loans to and repurchased the same loans from the following entities, all of which are owned indirectly and controlled by David W. Mann and his siblings, Mary Hyden Hunter and Allen B. Mann:  UW General Agency, Inc., The Omnibus Corporation, Citizens Land Corporation and Bluebonnet Investments, Ltd.  The loans so sold and repurchased were in the following aggregate amounts and bore annual interest at the rates indicated:  $1,595,000 (6%) and $1,500,000 (5%).  The aggregate amount of interest paid on these loans was $14,385, all of which was paid during 2002.

 10.      RELATED PARTY TRANSACTIONS

On September 30, 1991, the Company executed a Limited Partnership Agreement (the "Agreement") to form a limited partnership with the name "Key Group, Ltd."  A certificate of Limited Partnership for Key Group, Ltd. ("Key Group") was filed with and approved by the Secretary of State of Texas on October 2, 1991.  The limited partners in Key Group were the Company and Bluebonnet Investments, Ltd. ("Bluebonnet").  The general partners were Robert A. Mann and First Key Holdings.

(continued)

10.       RELATED PARTY TRANSACTIONS (Continued)

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

Bluebonnet, a Texas limited partnership in which Robert A. Mann and David W. Mann had direct and indirect interest (as described below), contributed cash or cash equivalents equal to $1,999,795 in exchange for 47,054 Units representing approximately 47.05% of Key Group.

Robert A. Mann, individually, and First Key Holdings, Inc., a Texas corporation which was owned by the David W. Mann 1990 Trust, of which Robert A. Mann was trustee and David W. Mann is a beneficiary, each contributed $212.50 for 5 Units each in Key Group.  In November 2000, Citizens Land Corporation ("Citizens") purchased the .005% general partnership interest owned by Robert A. Mann and Shelter Resources, Inc. ("Shelter") purchased the general partnership interest owned by First Key Holdings, Inc.  Citizens is directly and indirectly controlled by members of the Mann Family and Shelter is a wholly-owned subsidiary of the Company.

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

On or shortly after July 31, 2002, several transactions took place which reorganized the structure of the Company.  Prior to the transactions, (i) First Financial Corporation owned directly, approximately 53% of Key Group, Ltd., a Texas limited partnership, and approximately 47% of Key Group, Ltd. was owned directly by Bluebonnet Investments, Ltd., a Texas limited partnership ("Bluebonnet"); (ii) Key Group, Ltd. owned all of the capital stock of First Preference Holdings, Inc. ("FPHI"), a Texas corporation; (iii) FPHI owned all of the capital stock of Security Washington Avenue Corporation ("Security"), a Delaware corporation; and (iv) Security owned all of the capital stock of First Preference Mortgage Corporation ("FPMC").

(continued)

10.      RELATED PARTY TRANSACTIONS (Continued)

On or shortly after July 31, 2002, the following transactions occurred:

1.  Key Group, Ltd. was dissolved and distributed all of its assets to its partners, as a result of which First Financial Corporation received approximately 53% and Bluebonnet received approximately 47% of the capital stock of FPHI.

2.  First Financial Corporation purchased from Bluebonnet all of the capital stock of FPHI owned by Bluebonnet (valued at approximately $478,361) in exchange for (i) First Financial Corporation's 24% limited partner interest (valued at approximately $290,699) in Vidor, Ltd., a Texas limited partnership, the business of which consists of the ownership and development of real estate located in eastern Texas, (ii) First Financial Corporation's 25% membership interest (valued at approximately $10,465) in Vidor Whispering Pines, L.C., a Texas limited liability company, the business of which consists of the ownership and development of real estate, primarily trailer parks located in eastern Texas, and (iii) a promissory note (the "Promissory Note") in the principal amount of $177,197 payable in full in three years, bearing interest at 7.25% per year payable quarterly, and secured by approximately 78.471 acres of unimproved real estate owned by First Financial Corporation located in Robinson, Texas (the "Robinson Real Estate").  As a result of this purchase from Bluebonnet, First Financial Corporation became the sole owner of all of the outstanding capital stock of FPHI.  For purposes of determining the purchase price of the assets exchanged in these transactions, all non-cash assets other than the Promissory Note were evaluated at the valuations determined in recent appraisals received from independent, expert appraisers.

3.  Security merged with and into FPHI, after which FPHI merged with and into FPMC, with FPMC being the surviving corporation.  As a result of this, FPMC assumed various assets and liabilities of FPHI resulting in a $227,782 charge to retained earnings.

4.  The Robinson Real Estate was transferred by First Financial Corporation to FPMC as a capital contribution and the Promissory Note was assumed by FPMC.

5.  Real estate owned by the Company at 800 Washington Avenue in Waco, Texas, was sold to FVI Acquisition, L.C. ("FVI") for $750,000 (70% cash at closing and 30% seller financed over three years with interest at ½% over the Wells Fargo Bank, N.A. prime rate) and leased back by FVI to FPMC pursuant to a triple-net lease calling for monthly rental payments of $9,382 for a primary term of three (3) years.  FVI is a Texas limited liability company, the manager of which is David W. Mann and all of the membership interests in which are owned by the trusts for the benefit of Mr. Mann's minor children.  During 2002, the Company paid $46,910 to FVI, an entity related through common ownership, in lease payments.

6.  First Financial Corporation contributed its 52% in ownership in First Apex Re, Inc. to FPMC as contributed capital.

(continued)

10.      RELATED PARTY TRANSACTIONS (Continued)

As a result of the transactions, Key Group, Ltd., FPHI, and Security have been eliminated and FPMC is now wholly owned directly by First Financial Corporation.

On November 22, 2002, the $225,000 promissory note issued by FVI to the Company and the security interest in the Washington Avenue property serving as collateral for that note was assigned by the Company to Bluebonnet in exchange for (i) the cancellation of the $177,197 promissory note issued by the Company to Bluebonnet, (ii) the relinquishment by Bluebonnet of its security interest in the Robinson Real Estate and (iii) the payment by Bluebonnet to FPMC of cash in the amount of the difference between the principal balances due on the two notes ($39,649).

For the year ended December 31, 2002, the Company realized gain on sale of loans of approximately $636,000 as a result of the Company's ability to acquire FPMC loans from Bluebonnet, a party related through common ownership, at less than book value.  This is included as a component of the $3,401,475 realized gain on sale of mortgage loans in the accompanying financial statements.

Bluebonnet is and has been directly and indirectly controlled by members of the Mann family.  The children of Robert A. Mann (David W. Mann and his two siblings) have direct or indirect interest in limited partnerships, which are limited partners of Bluebonnet.  Until March 20, 2001, Robert A. Mann was the trustee and David W. Mann is a beneficiary of the trust which owns the outstanding stock of the corporate general partner of Bluebonnet and the corporate general partners of the limited partnerships, which are limited partners of Bluebonnet.  On March 20, 2001, Mary Hyden Mann Hunter and Walter J. Rusek accepted appointment as successor trustees of the trust, thereby removing Robert A. Mann as trustee.  The Company was subsequently notified on May 4, 2001, Mary Hyden Mann Hunter resigned as co-trustee of the 1990 Trust, leaving Walter J. Rusek as the sole trustee.  On July 19, 2001, Walter J. Rusek resigned as trustee of the 1990 Trust, and on July 19, 2001, David W. Mann appointed Harold E. Allison, III and Annie Laurie Miller, Executive Vice President of the Company, as successor co-trustees of the 1990 Trust.

The Company also provides accounting, personnel, general and administrative, and information technology services to entities that are related through common ownership.  The Company billed approximately $644,000 and $503,000 to these entities in 2002 and 2001, respectively.

11.       INCOME TAXES

The provision for income taxes consists of the following components at December 31, 2002 and 2001:

	2002	2001

Income tax expense computed
at corporate Federal rate	$ 353,717	$ 108,057
Earnings of affiliates	125,747	78,028
Nondeductible provision in reserve
for losses	(7,874)	80,098
Nondeductible income and expenses	(12,474)	(9,192)
Utilization of reserve deferred tax asset	(459,097)	(256,803)

	$ 19	$ 188

(continued)

11.       INCOME TAXES (Continued)

The deferred tax benefit in the accompanying balance sheet at December 31, 2002, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$ 2,010,518

Deferred tax benefit attributable to reserve
for losses under servicing agreements,
marketing and insurance	120,213

Deferred tax benefit applicable to unrealized
gain on investment securities	(13,290)

Deferred tax asset valuation allowance	(1,850,726)

Net deferred tax asset	$ 266,715

The valuation allowance decreased by approximately $69,278 due primarily to change in the amount deferred relating to reserve for losses under servicing, difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 2001, and the amount of net operating loss carryforward realized for book purposes in 2002.

A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization.  The net deferred tax asset is substantially unchanged from prior years and relates to benefits available at a subsidiary level where an unconsolidated return is filed.

At December 31, 2001, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $6,000,000 substantially all of which expire in 2003, 2006, 2018 through 2020.

12.       COMMITMENTS AND CONTINGENCIES

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $490,000 and $560,000 at December 31, 2002 and 2001, respectively, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans.  The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at December 31, 2002.

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

13.       SEGMENT REPORTING

The Company operates principally in two segments, mortgage banking and commission sales and underwriting of hazard insurance for manufactured housing primarily in the Central and Southeast region of Texas.  Other segments include underwriting credit insurance, and consulting services through the Company's wholly owned subsidiaries.

Information concerning the Company's operations in different segments follows:

			Corporate
	Mortgage	Insurance	and
	Banking	Sales	Other	Consolidated

For the Year Ended December 31, 2002

Revenue	$ 11,289,567	$ 868,482	$ 708,006	$ 12,866,055
Operating profit (loss)	270,023	519,506	(110,454)	679,075
Identifiable assets	47,211,966	2,242,552	369,651	49,824,169
Depreciation	94,586	14,163	77,907	186,656
Capital expenditures	145,556	5,325	284,092	434,973

For the Year Ended December 31, 2001

Revenue	$ 10,942,251	$ 625,752	$ 503,283	$ 12,071,286
Operating profit (loss)	419,398	204,753	(41,672)	582,479
Identifiable assets	49,533,998	1,807,314	239,998	51,581,310
Depreciation	225,925	18,362	4,275	248,562
Capital expenditures	52,811	37,888	2,382	93,081

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

(continued)

14.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            Mortgage Loans Held for Sale

Mortgage loans held for sale are net of allowance for loan loss.  The fair value of mortgage loans held for sale is based upon the estimated price the investor is willing to pay.  The value of these loans are:

	Carrying	Market
	Value	Value

Mortgage Loans Held for Sale	$ 42,663,422	$ 44,152,709

            Mortgage Loans Held for Investment

Mortgage loans held for investment are net of any discounts.  The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans.  The value of these loans are:

	Carrying	Market
	Value	Value

Mortgage Loans Held for Investment	$ 118,523	$ 123,666

15.       CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several depository institutions.  Cash accounts at these institutions are insured by the FDIC for up to $100,000 for each account.  Amounts in excess of insured limits were approximately $4 million at December 31, 2002.  Of that balance, approximately $3 million relates to funds on deposit in the settlement account with a depository institution.  The primary function of this account is to receive payment on loans sold which were financed by the depository institution.  When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

16.       RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of 21 and have completed one year of service.  The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer.  The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%.  For the year ended December 31, 2002, the Company incurred a total contribution expense of $82,383.

PART II

(Continued)

Item 8.  Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosure

Not Applicable

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
  Section   16(a) of the Exchange Act

The information required by this Item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation

The information required by this Item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)      Reports on Form 8-K

On November 13, 2002, the Company filed a current report on Form 8-K dated July 31, 2002 reporting Items 2 and 7(b) a series of transactions pertaining to the acquisition and disposition of assets.

(continued)

PART III

(Continued)

Item 14.  Controls and Procedures

Within the 90-day period immediately preceding the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to date the Company carried out its evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann	/s/ Robert L. Harris
By: David W. Mann	By: Robert L. Harris
President and Principal	Vice President and Principal
Financial Officer	Accounting Officer

Date: April 14 , 2003	Date: April 14, 2003

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date: April 14, 2003
David W. Mann, Director and Chairman
of the Board and President

/s/ Walter J. Rusek	Date: April 14 , 2003
Walter J. Rusek, Director

Date: April 14, 2003
Allen B. Mann, Director

/s/ Mary Hyden Mann Hunter	Date: April 14, 2003
Mary Hyden Mann Hunter, Director

/s/ Jim Motherall	Date: April 14, 2003
Jim Motherall, Director

/s/ Joe Walker	Date: April 14, 2003
Joe Walker, Director

/s/ Dr. Raymond Parker	Date: April 14, 2003
Dr. Raymond Parker, Director

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER

I, David W. Mann, certify that:

1.      I have reviewed this annual report on Form 10-KSB of First Financial Corporation;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ David W. Mann
David W. Mann
Chief Executive Officer
and Chief Financial Officer

EXHIBIT INDEX

3.1       Restated Articles of Incorporation of First Financial Corporation.

3.2       Amended and Restated Bylaws of First Financial Corporation.

10.1     Limited Partnership Agreement between the Company and Key Group, Ltd dated September 30, 1991 (incorporated by reference to the Company's Form 8-K dated September 30, 1991).

10.2     Mortgage Warehouse Line of Credit in the amount of $25 million dated December 12, 2000, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000).

10.3     Second Amendment to Mortgage Warehouse Loan and Security Agreement dated April 10, 2001, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001).

10.4     Third Amendment to Mortgage Warehouse Loan and Security Agreement dated August 29, 2001, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001).

10.5     Fourth Amendment to Mortgage Warehouse Loan and Security Agreement dated October 31, 2002 between First Preference Mortgage Corporation and Colonial Bank.

10.6     Loan Participation Agreement dated August 16, 2002, between First Preference Mortgage Corp. and Citizens State Bank.

10.7     Triparty Agreement dated August 16, 2002, among First Preference Mortgage Corp. and Citizens State Bank and Colonial Bank.

21.1     Subsidiaries of the Registrant.

99.1     Section 906 Certification accompanying and furnished with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.