Form 10QSB
period 2003-03-31
FIRST FINANCIAL CORP /TX/
filed 2003-05-14
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-QSB

  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

__        TRANSITION REPORT UNDER SECTION 13 OR 15(D) ON THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number      0-5559

FIRST FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	74-1502313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Washington Avenue, Waco, Texas	76701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number       (254) 757-2424

Number of shares of the Issuer's Common stock outstanding on April 30, 2003 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
MARCH 31, 2003

INDEX

Part I Financial Information                                                       Page No.

            Item 1. Financial Statements

                                    Consolidated Balance Sheet                            1
                                    as of March 31, 2003

                                    Consolidated Statements of Income                  2
for the Three-Months ended
March 31, 2003 and 2002

                                    Consolidated Statements of Cash Flow
                                    for the Three-Months
                                    ended March 31, 2003 and 2002                     3

                                    Notes to Consolidated Financial
                                    Statements                                                        4-5

            Item 2. Management's Discussion and Analysis
                                    of Results of Operations and Financial               5-8
                                    Condition

            Item 3. Controls and Procedures                                               8

Part II Other Information

            Item 1. Legal Proceedings                                                        8

            Item 5. Other Information                                                         8

            Item 6. Exhibits and Reports on Form 8-K                               8

First Financial Corporation
Consolidated Balance Sheet
March 31, 2003
(Unaudited)

Assets
------
Cash and cash equivalents	$2,433,040
Restricted cash	797,927
Accounts receivable, net of allowance for doubtful accounts	1,251,435
of $113,272
Marketable investment securities	63,181
Restricted marketable investment securities	600,951
Real estate held for investment,at cost	444,000
Mortgage loans	36,948,178
Property and equipment	631,968
Other assets	1,848,106
--------------------
Total Assets	$45,018,786
============
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	$36,664,318
Note payable	50,000
Accounts payable	1,016,635
Estimated reserve for losses under servicing
agreements	234,595
Other liabilities	1,495,726
--------------------
Total Liabilities	39,461,274
--------------------

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares; issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	5,045,580
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	27,539
--------------------
5,592,821
Less: Treasury stock - at cost	(35,309)
--------------------
Total Stockholders' Equity	5,557,512
--------------------
Total Liabilities and Stockholders' Equity	$ 45,018,786
============

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
	----------	----------
Revenues:
Loan administration	$3,208,319	$1,214,338
Interest income	670,550	495,728
Other income	391,750	275,929
	--------------------	--------------------
Total revenues	4,270,619	1,985,995

Expenses:
Salaries and related expenses	1,627,182	1,327,097
Interest expense	537,929	277,769
Provision for losses under servicing
agreements	-	-
Other operating expenses	1,401,362	797,768
	--------------------	--------------------
Total expenses	3,566,473	2,402,634
	--------------------	--------------------
Income before income taxes,
minority interest, and equity in earnings
(loss) of affiliates	704,146	(416,639)

Federal income taxes	-	-
	--------------------	--------------------
Income before minority interest	704,146	(416,639)

Minority interest in net loss	-	235,744
	--------------------	--------------------
Income before equity in earnings
(loss) of affiliates	704,146	(180,895)

Equity in earnings (loss) of affiliates	-	(7,617)

Net income	704,146	(188,512)

Other comprehensive income:
Unrealized holding gains (losses)	1,742	(28,072)
	--------------------	--------------------
Comprehensive income	$ 705,888	$ (216,584)
	============	============
Income per common share	$4.07	($1.25)
	============	============

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	----------------------------
	2003	2002
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	$704,146	($188,512)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	54,242	29,138
Provision for loan losses	178,308	-
Equity in (income) loss of affiliates	-	7,617
Realized (gains) losses on marketable investment securities	-	(30,886)
Net (increase) decrease in accounts receivable	20,278	(104,559)
Net (increase) decrease in other assets	59,877	95,786
Net increase (decrease) in accounts payable	(181,086)	40,669
Net increase (decrease) in other liabilities	127,144	(118,375)
Increase in minority interest	-	(235,529)
(Increase) decrease in restricted cash used
in operating activities - net	(92,253)	(63,246)
Mortgage loans funded	(175,020,264)	(125,829,421)
Mortgage loans sold	180,963,465	142,278,777
Increase in mortgage loans participations sold	(390,726)	-
Other	85,869	10,049
	--------------------	--------------------
Net cash provided (used) for operating activities	6,508,999	15,891,509
	--------------------	--------------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	-	181,525
Purchases of marketable investment securities	-	18,571
Unrealized holding (gain) loss	1,742	(28,072)
Purchase of property and equipment	(21,894)	(162,166)
Principal collections on mortgage loans	12,664	13,444
(Increase) decrease in deferred gain on sale of property & equipment	43,780	12,495
	--------------------	--------------------
Net cash provided (used) for investing activities	36,292	35,798
	--------------------	--------------------
Cash flows from financing activities:
Net change in short term borrowings	(5,498,775)	(16,063,258)
	--------------------	--------------------
Net cash used for financing activities	(5,498,775)	(16,063,258)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	1,046,517	(135,951)
Cash and cash equivalents at beginning of year	1,386,523	1,060,876
	--------------------	--------------------
Cash and cash equivalents at end of period	$2,433,040	$924,925
	===========	===========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$590,578	$324,923
	===========	===========

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I - FINANCIAL INFORMATION

1 - Basis of Presentation

The financial information included herein for First Financial Corporation, and all of its wholly owned subsidiaries (the "Company") is unaudited; however, such unaudited information reflects all adjustments which are, in management's opinion, necessary for a fair presentation of the financial position, results of operations and statement of cash flows for the interim periods. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ significantly from those estimates.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, effective July 31, 2002, the Company acquired all of the outstanding common stock of First Preference Mortgage Corp. ("FPMC") so that the Company directly owns 100% of the capital stock of FPMC. FPMC was a third-tier subsidiary of Key Group, Ltd. ("Key Group"), a Texas Limited Partnership, which the Company owned an approximately 53% interest. The Company's consolidated statements of income include the revenue and expense of Key Group for the period January 1, 2002 to March 31, 2002 and the revenue and expense of FPMC for the period January 1, 2003 to March 31, 2003. The minority interest in net loss for the three months ended March 31, 2002 represents the ownership of other entities in the net loss of Key Group.

The results of operations and changes in cash flow for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $325,000 at March 31, 2003, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at March 31, 2003.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had  net income of $704,146 for the quarter ended March 31, 2003 compared to net loss of ($188,512) for the same period in 2002.  Loan administration revenues were $3,208,319 for the first quarter for 2003 compared to $1,214,338 for the first quarter of 2002.  The increase in loan administration revenues is the result of increased loan origination fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 2003, FPMC funded approximately $175.0 million in new residential mortgage loans compared to approximately $125.8 million during the same period in 2002. In addition, the revenues from the sale of the mortgage loans to governmental and private investors increased by approximately $1.5 million for the three months ended March 31, 2003 compared to the same period in 2002. This increase is due to a significant improvement in the net margins realized on the sale of these mortgage loans and a $38.5 million increase in the amount of mortgage loans sold during the period. The net margins realized during the first quarter of 2002 were decreased due to the unstable market conditions that prevailed during the period.

For the quarter ended March 31, 2002, Key Group had a net loss of ($500,955). The Company's share of the net loss of Key Group was ($265,211) for the quarter ended March 31, 2002. The minority interest in the net loss of Key Group amounted to $235,744 for the quarter ended March 31, 2002. The minority interest represents the ownership of other entities in the Key Group net  loss. As a result of transactions previously discussed that took place in July 2002, Key Group was dissolved and FPMC is now 100% directly owned by the Company.

For the quarter ended March 31, 2003, FPMC had net income of $361,189 resulting from loan originations fees and revenues from the sale of mortgage loans for the quarter ended March 31, 2003 as described above.

Interest income for the quarter ended March 31, 2003 amounted to $670,550 compared to $495,728 for the same period in 2002.  During 2003, the interest income earned by the Company on investments declined by approximately $40,000 or 79%. This decline is primarily due to the reduction in the rates of return on the Company's investments due to declining interest rates. During the quarter ended March 31, 2003, the interest income earned on mortgages held-for-sale increased by approximately $214,958 from the same period in 2002 primarily due to the approximate $49.2 million increase in loan originations from 2003 to 2002. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the quarter ended March 31, 2003 amounted to $391,750 compared to $275,929 for the same period in 2002. This increase is primarily due to increased fees earned under fronting and reinsurance agreements

Salaries and related expenses increased to $1,627,182 for the three months ended March 31, 2003, compared to $1,327,097 for the three months ended March 31, 2002. This increase is primarily due to the overall increase in the volume of new residential mortgage loans originated during the quarter ended March 31, 2003 compared to the same period in 2002 as previously discussed.

For the quarter ended March 31, 2003, interest expense amounted to $537,929 compared to $277,769 for the same period in 2002.  The significant increase in interest expense for the quarter ended March 31, 2003 is primarily the result of increased utilization of the warehouse line of credit and loan participation agreements due to the previously discussed increase in loan origination volume. During this period, the weighted average interest rate on the Company's financing of its mortgage lending activities increased to approximately 4.65% compared to approximately 4.45% for the same period in 2002.

Operating expenses for the quarter ended March 31, 2003 were $1,401,362 compared to $797,768 for the same period in 2002. This increase is primarily due to the overall increase in the volume of new residential mortgage loans originated during the quarter ended March 31, 2003 compared to the same period in 2002 as previously discussed.

The Company made no provision for losses under servicing agreements in either the quarter ended March 31, 2003 or 2002. The reserve for losses under servicing agreements amounted to $234,595 and $236,929 at March 31, 2003 and 2002, respectively. Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The consolidated statements of income for the three months ended March 31, 2002 reflect equity in the net loss of affiliates of ($7,617). As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, the Company exchanged its interest in affiliates in acquiring all of the outstanding common stock of FPMC effective July 31, 2002.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 2003, unrealized holding gains amounted to $1,742 compared to unrealized holding losses of ($28,072) for the quarter ended March 31, 2002.

Financial Condition

At March 31, 2003, the Company's total assets were $45,018,786 compared to $34,988,232 at March 31, 2002.  Included in the Company's total assets at March 31, 2002, are the assets of Key Group which amounted to $32,140,030. The Key Group assets at March 31, 2002 consisted primarily of cash and cash equivalents of $703,358, mortgage loans of $28,367,196, property and equipment of $952,094 and accounts receivable, prepaid expenses and other assets of $2,117,382.  The minority interest in the net assets of Key Group at March 31, 2002 amounted to $1,335,815.

On consolidated basis, cash and cash equivalents (including restricted cash) were $3,230,967 at March 31, 2003.  Included therein was cash and cash equivalents of Apex Lloyds Insurance Company of $917,479 and First Apex Re of $385,590.  The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, FPMC has a mortgage warehouse line of credit with a financial institution totaling $45,000,000 which expired April 30, 2003. On April 9, 2003, the maturity date was extended to May 31, 2003. On April 30, 2003, the maturity date was extended to July 31, 2003 and the amount of the line of credit increased to $50,000,000. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $3,600,000 and adjusted-tangible-net worth above $3,400,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership,  amounting to $17,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At March 31, 2003, $13,123,962 in participations were outstanding under this agreement.

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

No Form 8-K was filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
____________________________________________________________________________

Date May 13, 2003	/s/ David W. Mann David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date May 13, 2003	/s/ Robert L. Harris Robert L. Harris
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

Date: May 13, 2003

/s/ David W. Mann
David W. Mann
Chief Executive Officer and Chief Financial Officer