Form 10QSB
period 2003-06-30
FIRST FINANCIAL CORP /TX/
filed 2003-08-14
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2003

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

Number of shares of the Issuer's Common stock outstanding on July 31, 2003 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 2003

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
June 30, 2003

Consolidated Statements of Income	2
for the Six-Months ended
June 30, 2003 and 2002

Consolidated Statements of Cash Flow
for the Six-Months
ended June 30, 2003 and 2002	3

Notes to Consolidated Financial Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial	5-8
Condition

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 4. Submission of Matters to a Vote Of Security Holders	8-9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form
8-K	9

First Financial Corporation
Consolidated Balance Sheet
June 30, 2003
(Unaudited)

Assets
------
Cash and cash equivalents	$ 3,181,422
Restricted cash	621,176
Accounts receivable, net of allowance for doubtful	-
accounts of $102,477	1,397,891
Marketable investment securities	93,904
Restricted marketable investment securities	613,326
Real estate held for investment,at cost	444,000
Mortgage loans, net of allowance for loan
losses of $665,348	36,874,592
Property and equipment	596,085
Other assets	1,890,935
Total Assets	$ 45,713,331

Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	36,778,158
Note payable	50,000
Accounts payable	1,132,117
Estimated reserve for losses under servicing
agreements	234,595
Other liabilities	1,532,117
Total Liabilities	39,726,987

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	5,461,817
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	40,134
6,021,653
Less:Treasury stock - at cost	(35,309)
Total Stockholders' Equity	5,986,344
Total Liabilities and Stockholders' Equity	$ 45,713,331

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended June 30, 2003 and 2002
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Loan administration	$ 3,722,957	$ 1,672,366	$ 6,931,276	$ 2,886,704
Interest income	777,947	381,897	1,448,497	877,625
Other income	284,939	330,424	676,689	606,353
Total Revenues	4,785,843	2,384,687	9,056,462	4,370,682

Expenses:
Salaries and related expenses	2,056,463	1,392,446	3,683,645	2,719,543
Interest expense	650,999	250,992	1,188,928	528,761
Other operating expenses	1,662,144	1,097,276	3,063,506	1,895,044
Total Expenses	4,369,606	2,740,714	7,936,079	5,143,348
Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	416,237	(356,027)	1,120,383	(772,666)

Federal income taxes	-	-	-	-
Income before minority interest	416,237	(356,027)	1,120,383	(772,666)

Minority interest in net loss (income)	-	184,247	-	419,991
Income before equity in earnings (loss) of
affiliates	416,237	(171,780)	1,120,383	(352,675)

Equity in earnings (loss) of affiliates	-	7,411	-	(206)
Net income (loss)	416,237	(164,369)	1,120,383	(352,881)

Other comprehensive income:
Unrealized holding gains (losses)	12,595	(8,620)	14,337	(36,692)
Comprehensive income (loss)	$ 428,832	$ (172,989)	$ 1,134,720	$ (389,573)

Income Per Common Share	$2.47	($1.00)	$6.54	($2.25)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,120,382	$ (352,881)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	118,408	89,177
Provision for loan losses	571,230	-
Equity in (income) loss of affiliates	-	206
Realized (gains) losses on marketable investment securities	-	(18,752)
Net (increase) decrease in accounts receivable	(126,178)	289,774
Net (increase) decrease in other assets	17,048	(216,178)
Net increase (decrease) in accounts payable	(65,604)	314,490
Net increase (decrease) in other liabilities	119,756	62,918
Increase in minority interest	-	(419,795)
(Increase) decrease in restricted cash used
in operating activities - net	84,498	418,859
Mortgage loans funded	(409,543,239)	(254,241,336)
Mortgage loans sold	413,770,331	268,004,088
Increase (decrease) in mortgage loans participations sold	1,195,969	-
Other	(132,718)	22,138
Net cash provided (used) for operating activities	7,129,882	13,952,708

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	-	181,858
Purchases of marketable investment securities	(24,536)	(19,521)
Purchases of restricted marketable investment securities	-	(560,991)
Unrealized holding gain (loss)	14,337	(36,692)
Purchase of property and equipment	(50,177)	(216,562)
Principal collections on mortgage loans	22,769	24,553
(Increase) decrease in deferred gain on sale of property & equipment	87,559	12,945
Net cash provided (used) for investing activities	49,952	(614,411)
Cash flows from financing activities:
Net change in short-term borrowings	(5,384,935)	(13,674,404)
Net cash used for financing activities	(5,384,935)	(13,674,404)

Net increase (decrease) in cash and cash equivalents	1,794,899	(336,106)
Cash and cash equivalents at beginning of year	1,386,523	1,060,879
Cash and cash equivalents at end of period	$ 3,181,422	$ 724,773

Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 1,201,867	$ 599,115

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

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, effective July 31, 2002, the Company acquired all of the outstanding common stock of First Preference Mortgage Corp. ("FPMC") so that the Company directly owns 100% of the capital stock of FPMC. FPMC was a third-tier subsidiary of Key Group, Ltd. ("Key Group"), a Texas Limited Partnership, which the Company owned an approximately 53% interest. The Company's consolidated statements of income include the revenue and expense of Key Group for the period January 1, 2002 to June 30, 2002 and the revenue and expense of FPMC for the period January 1, 2003 to June 30, 2003. The minority interest in net loss for the six months ended June 30, 2002 represents the ownership of other entities in the net loss of Key Group.

The results of operations and changes in cash flow for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $315,000 at June 30, 2003, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at June 30, 2003.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had net income of $1,120,383 for the six months ended June 30, 2003 compared to a net loss of ($352,881) for the same period in 2002.  Loan administration revenues were $6,931,276 for the first six months for 2003 compared to $2,886,704 for the same period of 2002.  The increase in loan administration revenues is the result of increased loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2003, FPMC funded approximately $409.5 million in new residential mortgage loans compared to approximately $254.2 million during the same period in 2002. In addition, the revenues from the sale of the mortgage loans to governmental and private investors increased by approximately $2.8 million for the six  months ended June 30, 2003 compared to the same period in 2002. This increase is due to a significant improvement in the net margins realized on the sale of these mortgage loans and a $145.1 million increase in the amount of mortgage loans sold during the period. The net margins realized during the first quarter of 2002 were decreased due to the unstable market conditions that prevailed during the period.

For the six months ended June 30, 2002, Key Group had a net loss of ($892,477). The Company's share of the net loss of Key Group was ($472,442) for the six months ended June 30, 2002. The minority interest in the net loss of Key Group amounted to $419,991 for the six months ended June 30, 2002. The minority interest represents the ownership of other entities in the Key Group net  loss. As a result of transactions previously discussed that took place in July 2002, Key Group was dissolved and FPMC is now 100% directly owned by the Company.

For the six months ended June 30, 2003, FPMC had net income of $710,211 resulting from loan originations fees and revenues from the sale of mortgage loans for the six months ended June 30, 2003 as described above.

Interest income for the six months ended June 30, 2003 amounted to $1,448,497 compared to $877,625 for the same period in 2002.  This increase is primarily due to the approximate $155.3 million increase in loan originations from 2003 to 2002, as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 2003 amounted to $676,689 compared to $606,353 for the same period in 2002. This increase is primarily due to increased fees earned under fronting and reinsurance agreements

Salaries and related expenses increased to $3,683,645 for the six months ended June 30, 2003, compared to $2,719,543 for the six months ended June 30, 2002. This increase is primarily due to the overall increase in the volume of new residential mortgage loans originated during the six months ended June 30, 2003 compared to the same period in 2002 as previously discussed.

For the six months ended June 30, 2003, interest expense amounted to $1,188,928 compared to $528,761 for the same period in 2002.  The significant increase in interest expense for the six months ended June 30, 2003 is primarily the result of increased utilization of the warehouse line of credit and loan participation agreements due to the previously discussed increase in loan origination volume. During this period, the weighted average interest rate on the Company's financing of its mortgage lending activities increased to approximately 4.62% compared to approximately 4.41% for the same period in 2002.

Other operating expenses for the six months ended June 30, 2003 were $3,063,506 compared to $1,895,044 for the same period in 2002. This increase is primarily due to the overall increase in the volume of new residential mortgage loans originated during the six months ended June 30, 2003 compared to the same period in 2002 as previously discussed.

The consolidated statements of income for the six months ended June 30, 2002 reflect equity in the net loss of affiliates of ($206). As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, the Company exchanged its interest in affiliates in acquiring all of the outstanding common stock of FPMC effective July 31, 2002.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2003, unrealized holding gains amounted to $14,337 compared to unrealized holding losses of ($36,692) for the six months ended June 30, 2002.

Financial Condition

At June 30, 2003, the Company's total assets were $45,713,331 compared to $37,474,947 at June     30, 2002.  Included in the Company's total assets at June 30, 2002, are the assets of Key Group which amounted to $34,454,284. The Key Group assets at June 30, 2002 consisted primarily of cash and cash equivalents of $470,454, mortgage loans of $31,063,915, property and equipment of $965,426 and accounts receivable, prepaid expenses and other assets of $1,954,489.  The minority interest in the net assets of Key Group at June 30, 2002 amounted to $1,151,549.

On consolidated basis, cash and cash equivalents (including restricted cash) were $3,802,598 at June 30, 2003.  Included therein was cash and cash equivalents of Apex Lloyds Insurance Company of $856,171 and First Apex Re of $395,923.  The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, FPMC has a mortgage warehouse line of credit with a financial institution totaling $45,000,000 which expired April 30, 2003. On April 9, 2003, the maturity date was extended to May 31, 2003. On April 30, 2003, the maturity date was extended to July 31, 2003 and the amount of the line of credit increased to $50,000,000. On July 31, 2003, the maturity date was extended to August 31, 2003. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $3,600,000 and adjusted-tangible-net worth above $3,400,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. On June 9, 2003, FPMC entered into a loan participation agreement in the amount of $10,000,000 with this financial institution. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At June 30, 2003, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $17,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At June 30, 2003, $14,710,657 in participations were outstanding under this agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held on May 15, 2003, pursuant to an information statement dated April 21, 2003, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of Directors: David W. Mann, Walter J. Rusek, Mary Hyden Mann Hunter, Allen B. Mann, James Lee Motheral, Joseph Edward Walker and Dr. Raymond A. Parker.

In other matters, the shareholders approved the selection of Pattillo, Brown & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 2003 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.

Item 5. Other Information

This report on Form 10-Q is accompanied by a statement of the Chief Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date August 13, 2003	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

Date August 13, 2003	/s/ Robert L. Harris Robert L. Harris
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

Date: August 13, 2003

/s/ David W. Mann
David W. Mann
Chief Executive Officer and Chief Financial Officer