Form 10QSB
period 2003-09-30
FIRST FINANCIAL CORP /TX/
filed 2003-11-12
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended September 30, 2003

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

Number of shares of the Issuer's Common stock outstanding on October 31, 2003 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 2003

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
September 30, 2003

Consolidated Statements of Income	2
for the Nine-Months ended
September 30, 2003 and 2002

Consolidated Statements of Cash
Flow for the Nine-Months
ended September 30, 2003 and 2002	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial	5-8
Condition

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form
8-K	8

First Financial Corporation
Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets
------
Cash and cash equivalents	$ 3,478,077
Restricted cash	679,437
Accounts receivable, net of allowance for doubtful	-
accounts of $99,289	1,023,899
Marketable investment securities	111,944
Restricted marketable investment securities	600,789
Real estate held for investment,at cost	549,336
Mortgage loans, net of allowance for loan
losses of $724,320	9,619,081
Property and equipment	635,982
Other assets	1,122,534
Total Assets	$ 17,821,079
==========
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	9,395,662
Note payable	50,000
Accounts payable	908,359
Estimated reserve for losses under servicing
agreements	234,595
Other liabilities	1,249,887
Total Liabilities	11,838,503

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	5,472,650
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	25,533
6,017,885
Less:Treasury stock - at cost	(35,309)
Total Stockholders' Equity	5,982,576
Total Liabilities and Stockholders' Equity	$ 17,821,079
==========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Nine months ended September 30, 2003 and 2002
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	--------------------------------		--------------------------------
	2003	2002	2003	2002
	----------	----------	----------	----------
Revenues:
Loan administration	$ 3,172,964	$2,418,155	$10,104,240	$ 5,304,859
Interest income	610,856	713,206	2,059,353	1,590,831
Other income	477,445	955,734	1,154,134	1,562,087
Total Revenues	4,261,265	4,087,095	13,317,727	8,457,777

Expenses:
Salaries and related expenses	1,723,279	1,673,354	5,406,924	4,392,897
Interest expense	563,459	498,946	1,752,387	1,027,707
Other operating expenses	1,963,694	1,137,118	5,027,200	3,032,162
Total Expenses	4,250,432	3,309,418	12,186,511	8,452,766
Income before income taxes,
minority interest, equity in earnings
(loss) of affiliates	10,833	777,677	1,131,216	5,011

Federal income taxes	-	-	-	18
Income before minority interest	10,833	777,677	1,131,216	4,993

Minority interest in net loss (income)	-	(49,942)	-	370,049
Income before equity in earnings (loss) of
affiliates	10,833	727,735	1,131,216	375,042

Equity in earnings (loss) of affiliates	-	-	-	(206)
Net income (loss)	10,833	727,735	1,131,216	374,836

Other comprehensive income:
Unrealized holding gains (losses)	(14,601)	53,007	(264)	16,315
Comprehensive income (loss)	$ (3,768)	$ 780,742	$ 1,130,952	$ 391,151
	=======	=======	=======	=======
Income Per Common Share	($0.02)	$4.50	$6.52	$2.25
	=======	=======	=======	=======

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows

	(Unaudited)
	Nine Months Ended September 30,
	----------------------------
	2003	2002
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	$ 1,131,215	$ 374,837
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	236,769	39,292
Provision for loan losses	1,062,354	-
Loss on loans charged off to loan loss reserve	(440,223)
Equity in (income) loss of affiliates	-	206
Realized (gains) losses on marketable investment securities	(12,318)	45,569
Net (increase) decrease in accounts receivable	241,316	102,087
Net (increase) decrease in other assets	785,449	(593,619)
Net increase (decrease) in accounts payable	(289,362)	588,711
Net increase (decrease) in other liabilities	(199,756)	774,992
Increase in minority interest	-	(1,571,344)
(Increase) decrease in restricted cash used
in operating activities - net	26,237	344,044
Mortgage loans funded	(606,676,176)	(472,792,185)
Mortgage loans sold	638,385,932	465,879,155
Increase (decrease) in mortgage loans participations sold	849,923	9,998,521
Other	(51,494)	(21,097)
Net cash provided (used) for operating activities	35,049,866	3,169,169

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	41,332	207,415
Purchases of marketable investment securities	(81,581)	(19,521)
Purchases of restricted marketable investment securities	-	(593,193)
Unrealized holding gain (loss)	(264)	16,314
Proceeds from sale of property and equipment	-	767,637
Purchase of property and equipment	(208,435)	(368,020)
Principal collections on mortgage loans	32,064	38,285
(Increase) decrease in deferred gain on sale of property & equipment	131,339	(496,168)
(Advances to) repayments from affiliates	-	415,514
Net cash provided (used) for investing activities	(85,545)	(31,737)
Cash flows from financing activities:
Net change in short-term borrowings	(32,872,767)	(3,012,552)
(Increase) decrease in notes payable	-	(225,000)
Net cash used for financing activities	(32,872,767)	(3,237,552)

Net increase (decrease) in cash and cash equivalents	2,091,554	(100,120)
Cash and cash equivalents at beginning of year	1,386,523	1,060,879
Cash and cash equivalents at end of period	$ 3,478,077	$ 960,759
	=========	=========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$ 1,825,434	$ 978,697
	=========	=========

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

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, effective July 31, 2002, the Company acquired all of the outstanding common stock of First Preference Mortgage Corp. ("FPMC") so that the Company directly owns 100% of the capital stock of FPMC. FPMC was a third-tier subsidiary of Key Group, Ltd. ("Key Group"), a Texas Limited Partnership, which the Company owned an approximately 53% interest. The Company's consolidated statements of income for the nine months ended September 30, 2002, include the revenue and expense of Key Group for the period January 1, 2002 to July 31, 2002 and the revenue and expense of FPMC for the period August 1, 2002 to September 30, 2002. The minority interest in net loss for the nine months ended September 30, 2002 represents the ownership of other entities in the net loss of Key Group.

The results of operations and changes in cash flow for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $307,000 at September 30, 2003, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at September 30, 2003.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had net income of $1,131,216 for the nine months ended September 30, 2003 compared to net income of $374,836 for the same period in 2002.  Loan administration revenues were $10,104,240 for the first nine months for 2003 compared to $5,304,859 for the same period of 2002.  The increase in loan administration revenues is the result of increased loan origination fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 2003, FPMC funded approximately $606.0 million in new residential mortgage loans compared to approximately $472.8 million during the same period in 2002. In addition, the revenues from the sale of the mortgage loans to governmental and private investors increased by approximately $3.7 million for the nine months ended September 30, 2003 compared to the same period in 2002. This increase is due to a significant improvement in the net margins realized on the sale of these mortgage loans and a $170.3 million increase in the amount of mortgage loans sold during the period. The net margins realized during the first quarter of 2002 were decreased due to the unstable market conditions that prevailed during the period.

For the seven months ended July 31, 2002, Key Group had a net loss of ($786,352). The Company's share of the net loss of Key Group was ($416,303) for the seven months ended July 31, 2002. The minority interest in the net loss of Key Group amounted to $370,049 for the seven months ended July 31, 2002. The minority interest represents the ownership of other entities in the Key Group net loss. As a result of transactions previously discussed that took place in July 2002, Key Group was dissolved and FPMC is now 100% directly owned by the Company.

For the two months ended September 30, 2002, FPMC had net income of $744,522. Approximately $636,000 of this net income was attributable to other income from the recoupment of an asset valuation reserve that was required to be recorded by FPMC in connection with its acquisition by the Company as discussed above.

Interest income for the nine months ended September 30, 2003 amounted to $2,059,353 compared to $1,590,831 for the same period in 2002.  This increase is primarily due to the approximate $133.2 million increase in loan originations from 2003 to 2002, as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the nine months ended September 30, 2003 amounted to $1,154,134 compared to $1,562,087 for the same period in 2002. As discussed above, FPMC realized approximately $636,000 in other income during the two months ended September 30, 2002. For the nine months ended September 30, 2003, fees earned under fronting and reinsurance agreements increased by approximately $171,000 compared to the same period in 2002.

Salaries and related expenses increased to $5,406,924 for the nine months ended September 30, 2003, compared to $4,392,897 for the nine months ended September 30, 2002. This increase is primarily due to the overall increase in the volume of new residential mortgage loans originated during the nine months ended September 30, 2003 compared to the same period in 2002 as previously discussed.

For the nine months ended September 30, 2003, interest expense amounted to $1,752,387 compared to $1,027,707 for the same period in 2002.  The significant increase in interest expense for the nine months ended September 30, 2003 is primarily the result of increased utilization of the warehouse line of credit and loan participation agreements due to the previously discussed increase in loan origination volume. During this period, the weighted average interest rate on the Company's financing of its mortgage lending activities increased to approximately 4.61% compared to approximately 4.40% for the same period in 2002.

Other operating expenses for the nine months ended September 30, 2003 were $5,027,200 compared to $3,032,162 for the same period in 2002. This increase is primarily due to the overall increase in the volume of new residential mortgage loans originated during the nine months ended September 30, 2003 compared to the same period in 2002 as previously discussed.

The consolidated statements of income for the nine months ended September 30, 2002 reflect equity in the net loss of affiliates of ($206). As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, the Company exchanged its interest in affiliates in acquiring all of the outstanding common stock of FPMC effective July 31, 2002.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2003, unrealized holding losses amounted to ($264) compared to unrealized holding gains of $16,315 for the nine months ended September 30, 2002.

Financial Condition

On consolidated basis, cash and cash equivalents (including restricted cash) were $4,157,514 at September 30, 2003.  Included therein is cash and cash equivalents of Apex Lloyds Insurance Company of $940,174 and First Apex Re of $442,803.  The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2002, FPMC has a mortgage warehouse line of credit with a financial institution totaling $45,000,000 which expired April 30, 2003. On April 9, 2003, the maturity date was extended to May 31, 2003. On April 30, 2003, the maturity date was extended to July 31, 2003 and the amount of the line of credit increased to $50,000,000. On July 31, 2003, the maturity date was extended to August 31, 2003. On August 29, 2003, the maturity date was extended to June 30, 2004. This agreement includes certain financial covenants including requirements to maintain FPMC stockholders' equity above $3,600,000 and adjusted-tangible-net worth above $3,500,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. On June 9, 2003, FPMC entered into a loan participation agreement in the amount of $10,000,000 with this financial institution. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At September 30, 2003, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $22,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At September 30, 2003, $14,364,611 in participations were outstanding under this agreement.

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

No Form 8-K was filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
____________________________________________________________________________

Date November 12, 2003	/s/ David W. Mann
David W. Mann President Duly Authorized Officer and Principal Financial Officer

Date November 12, 2003	/s/ Robert L. Harris
Robert L. Harris Vice President and Principal Accounting Officer

(Remainder of page purposely left blank.)

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David W. Mann, certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of First Financial Corporation;

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

Date: November 12, 2003

/s/ David W. Mann
David W. Mann
Chief Executive Officer and Chief Financial Officer