Form 10KSB
period 2003-12-31
FIRST FINANCIAL CORP /TX/
filed 2004-04-14
CIK 36315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock (no par value per share)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  X       No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  X

Issuer's revenues for the fiscal year ended December 31, 2003 were $16,158,977.

There is no established trading market for the Issuer's class of voting stock, therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer's Common Stock outstanding on March 31, 2004 was 173,528.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Information Statement submitted to the Issuer's shareholders in connection with the Issuer's 2004 Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference into Part III (Items 9, 10, 11 and 12) of this report.

Transitional Small Business Disclosure Format (check one):     Yes_____   No  X

Total number of pages, including cover pages - 72

PART I

Item 1.  Description of Business

GENERAL

First Financial Corporation (the "Company") was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas.  During the last three years, the primary business of the Company, through its subsidiaries, has been originating and servicing residential mortgage loans, engaging in insurance activities, providing consulting and data processing services to related companies and servicing a decreasing portfolio of manufactured home loans.

The Company originates and services residential mortgage loans through its subsidiary, First Preference Mortgage Corp. ("FPMC").  Effective July 31, 2002, the Company increased its ownership of FPMC and FPMC's subsidiaries from 53% to 100% as a result of the transactions described under "Key Group Transactions" below.

Apex Lloyds Insurance Company ("Apex Lloyds"), a wholly owned subsidiary of the Company, underwrites hazard and credit risks on residential home loans financed by the Company or by others, and on the decreasing portfolio of manufactured home loans serviced by the Company.  Hazard insurance on residential homes not financed by the Company or any related company is also written by Apex Lloyds through fronting and reinsurance agreements with unrelated third parties.  Under the fronting agreements, Apex Lloyds issues the insurance policies and reinsures substantially all of the risks on the insurance to another insurance entity for a fee.  The reinsurance agreements provides that the insurer assumes all or part of the risk undertaken by Apex Lloyds for a fee.  Through First Apex Re, Inc. ("FAR"), the Company provides reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and affiliated entities.

FPMC originates and services residential mortgage loans and is an approved seller/servicer for the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration.  FPMC currently operates retail branch offices in Waco, Colleyville, and Victoria, Texas and has operations centers in Houston and Hurst, Texas.  Each retail branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective markets.  FPMC also originates loans received from approximately 600 FPMC-approved independent mortgage loan brokers located throughout Texas.  Substantially all of the loans originated by FPMC are sold to governmental or private investors.  During 2001, 2002, and 2003, FPMC originated approximately $591 million, $673 million and $706 million, respectively, in new residential mortgage loans.

FPMC funds the loans it originates prior to the sale of such loans to investors.  The source of money to fund these loans is a warehouse line of credit with a financial institution under which the financial institution advances up to 99% of the amount of each loan that is to be paid by the investor, but not to exceed the unpaid principal of the loan.  The advance is repaid when the loan is sold to the investor.  Additionally, in August 2002, the Company entered into a Loan Participation Agreement with another financial institution.  Under this agreement, the financial institution underwrites selected loans originated by FPMC and has the option to purchase a 99% undivided interest in each loan approved for the program.  When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.

(continued)

Item 1.  Description of Business (Continued)

GENERAL (Continued)

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions.  Compared to its competitors, FPMC is a small company.  The loan products offered by FPMC are similar to loan products offered by its competitors.

First Advisory Services, Inc., a wholly owned subsidiary of the Company, provides accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.

The Company and its consolidated subsidiaries employed 96 employees as of December 31, 2003, of whom 83 are full-time employees.  Seventy of these employees work for FPMC, of whom 61 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.

KEY GROUP TRANSACTIONS

Prior to July 31, 2002, (i) the Company owned, directly, approximately 53% of Key Group, Ltd., a Texas limited partnership, (ii) Key Group Ltd. owned all of the capital stock of First Preference Holdings, Inc. ("FPHI"), a Texas corporation; (iii) FPHI owned all of the capital stock of Security Washington Avenue Corporation ("Security"), a Delaware corporation; and (iv) Security owned all of the capital stock of First Preference Mortgage Company ("FPMC"), a significant operating subsidiary of the Company, the primary business of which is the originating and servicing of residential mortgage loans through retail and wholesale broker relationships throughout Texas. The remaining interest in Key Group, Ltd. (approximately 47%) was owned by Bluebonnet Investments, Ltd., a Texas limited partnership ("Bluebonnet"), which is controlled, in part, by David W. Mann (the President and a director of the Company).  Substantially all of Bluebonnet is owned, indirectly, by Mr. Mann and his siblings, Mary Hyden Hunter and Allen B. Mann, both of whom were directors of the Company at the time of the transactions.

On or shortly after July 31, 2002 the following transactions occurred:

1.      Key Group, Ltd. was dissolved and distributed all of its assets to its partners, as a result of which the Company received approximately 53% and Bluebonnet received approximately 47% of the capital stock of FPHI.

(continued)

Item 1.  Description of Business (Continued)

KEY GROUP TRANSACTIONS (Continued)

2.      The Company purchased from Bluebonnet all of the capital stock of FPHI owned by Bluebonnet (valued at $478,361) in exchange for (i) the Company's 24% limited partner interest (valued at $290,699) in Vidor, Ltd., a Texas limited partnership, the business of which consists of the ownership and development of approximately 1.8 acres of real estate located in eastern Texas, (ii) the Company's 25% membership interest (valued at $10,465) in Vidor Whispering Pines, L.C., a Texas limited liability company, the business of which consists of the ownership of approximately 160.5 acres of unimproved real estate, and (iii) the Company's promissory note (the "Promissory Note") in the principal amount of $177,197 payable in full in three years, bearing interest at 7.25% per year payable quarterly, and secured by approximately 78.471 acres of unimproved real estate owned by the Company located in Robinson, Texas (the "Robinson Real Estate"). As a result of this purchase from Bluebonnet, the Company became the sole owner of all of the outstanding capital stock of FPHI.  For purposes of determining the purchase price of the assets exchanged in these transactions, the Promissory Note was evaluated at its principal amount and all other non-cash assets were evaluated at the valuations determined in recent appraisals received from independent, expert appraisers.

3.      Security merged with and into FPHI, after which FPHI merged with and into FPMC, with FPMC being the surviving corporation.

4.      The Promissory Note was assumed by FPMC and the Robinson Real Estate was transferred by the Company to FPMC as a capital contribution.

5.      Real estate owned by FPMC at 800 Washington Avenue in Waco, Texas, was sold to FVI Acquisition, L.C. ("FVI") for $750,000, of which $525,000 was paid in cash at closing and $225,000 was paid in the form of FVI's 3-year promissory note secured by the Washington Avenue property and bearing interest at 5.25% (½% over Wells Fargo Bank, N.A. prime rate).  The Washington Avenue property was leased back by FVI to FPMC pursuant to a triple-net lease calling for monthly rental payments of $9,382 for a primary term of three years.  FVI was a Texas limited liability company the manager of which was David W. Mann and all of the membership interests which were owned by the trusts for the benefit of Mr. Mann's children.  During 2003, FVI was converted, under Texas law, into JRPM Investments, Ltd., a Texas limited partnership ("JRPM") controlled by Mr. Mann and owned by Mr. Mann and trusts for his children.

As a result of these transactions, Key Group, Ltd., FPHI and Security have been eliminated and FPMC became wholly owned, directly, by the Company.

(continued)

Item 1.  Description of Business (Continued)

DEBT SWAP WITH BLUEBONNET

On November 22, 2002 the $225,000 promissory note issued by FVI to the Company and the security interest in the Washington Avenue property serving as collateral for that note were assigned by the Company to Bluebonnet in exchange for (i) the cancellation of the $177,197 Promissory Note issued by the Company to Bluebonnet, (ii) the relinquishment by Bluebonnet of its security interest in the Robinson Real Estate and (iii) the payment by Bluebonnet to FPMC of cash in the amount of the difference between the principal balances due on the two notes $(39,649).

Item 2.  Description of Properties

First Preference Mortgage Corp. ("FPMC") owned an office building containing approximately 13,500 square feet of office space at 800 Washington Avenue, Waco, Texas.  On August 1, 2002, this building was sold to FVI Acquisition, L.C. ("FVI") and leased back by FVI, now JRPM Investments, Ltd., to FPMC pursuant to a triple-net lease for a term of three years (see Certain Relationships and Related Transactions).  This office building has served as the Company's principal office since August 1991.

FPMC currently leases approximately 1,750 square feet of office space located at 919 N. Valley Mills Drive, Waco, Texas as a retail branch office.  This lease expired and FPMC renewed the lease for a term of 36 months expiring June 30, 2005.

FPMC leases approximately 1,620 square feet of office space located at 464 Mid Cities Boulevard, Hurst, Texas as an area operations center.  This lease expired in May 2003 and was renewed for an additional two-year term to expire June 30, 2005.

In February 2002, FPMC leased approximately 550 square feet of office space located at 5620 Old Bullard Road, Tyler, Texas for a term of 12 months.  In February 2003, FPMC leased an additional 279 square feet of space and extended the lease on the 550 square feet of office space until February 2006.  This location was a retail branch office.  This office was closed and FPMC bought out the remaining term of the lease.

FPMC leases approximately 1,693 square feet of office space located at 5700 Northwest Central Drive, Houston, Texas as an area operations center.  This lease expired in April 2003 and FPMC renewed the lease for a term of 36 months.

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

(continued)

Item 2.  Description of Properties (Continued)

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

In May 2002, FPMC leased approximately 264 square feet of office space located at 1723 E. Cherry Street, Rockport, Texas on a month-to-month basis.  This office serves as a satellite retail office.  This office was closed in September 2003.

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

PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's no par value common stock.  On March 31, 2004, the Company had approximately 463 holders of record of its common stock.

(continued)

Item 5.  Market for the Registrants' Common Equity and Related Stockholder Matters (Continued)

The Company did not pay any cash dividends during the last two fiscal years.  Other than restrictions applicable to Texas corporations in general, there are no restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future.

The Company has not sold any securities within the past three years.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

MORTGAGE OPERATIONS

The mortgage banking business continues to be a primary source of the Company's revenues and earnings.  Consequently, a primary influence on the Company's operating results is the demand for mortgage loans in Texas.  The demand for mortgage loans is affected by such external factors as prevailing mortgage rates and the strength of the Texas housing market.

In 2003, total U.S. residential mortgage loan production reached record levels, attributable in large part to historically low interest rates.  Driven by this mortgage market, the Company originated approximately $706.1 million in new residential mortgage loans compared to approximately $673.5 in 2002.  The Company earns revenue from loan origination fees, interest on the mortgage loan until it is sold to investors and revenue on the sale of its mortgage loans to investors.

For 2004, forecasters predict a substantial reduction in the total mortgage loan production due to the expected decline in mortgage refinance activity resulting from higher mortgage rates.  In response to this anticipated decline, the Company has initiated new procedures and techniques for sales and client management, increased efforts to recruit experienced sales personnel and reduced staffing levels.

INSURANCE OPERATIONS

During 2003, the Company expanded its insurance operations by entering into two new reinsurance agreements.  These new agreements resulted in a revenue increase in 2003 to approximately $1.6 million from approximately $900,000 the previous year.  Net income from insurance operations increased to approximately $684,000 from approximately $273,000 in 2002.

RESULTS OF OPERATIONS

The Company had net income of $1,343,672 for 2003, compared to net income of $1,048,899 for 2002.  In general, substantially all of the Company's revenue is derived from the Company's subsidiaries involved in residential mortgage loan operations and insurance operations.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

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

For the seven months ended July 31, 2002, Key Group had a net loss of $(786,352).  During the seven months ended July 31, 2002, FPMC originated approximately $44.7 million in retail mortgage loans and approximately $279.4 in wholesale loans though it's network of approved independent mortgage brokers.  The Company's share of the net income (loss) of Key Group was $(416,303) for the seven months ending July 31, 2002, and the minority interest in the net loss of Key Group amounted to $370,049.  The minority interest represents the ownership of other entities in the Key Group net income or loss.

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

Loan administration and production revenue for 2003 was $5,530,288 compared to $5,428,785 for 2002.  During 2003, FPMC originated approximately $106.8 million in new residential mortgage loans by its retail branches and approximately $599.3 million was originated through it's network of approved independent mortgage brokers compared to $91.5 and $582.0, respectively in 2002.

Interest income for 2003 amounted to $2,367,188 compared to $2,413,731 in 2002.  During 2003, the interest income earned by the Company on investments increased by approximately $20,000 or 49%.  This increase is primarily the result of improved cash and investment management.  Interest income earned on mortgages held-for-sale decreased by approximately $41,000 during 2003.  This decrease is primarily due to the continued historically low mortgage interest rates during 2003.  FPMC earns interest from the date the mortgage is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 2003, amounted to $2,012,836 compared to $1,666,939 for the same period in 2002.  During 2003, the weighted average interest rate on the Company's financing of its mortgage lending activities was 4.69% compared to 4.48% for 2002.  The difference between interest income and interest expense in 2003 was approximately $354,352 compared to approximately $746,792 in 2002.  The decrease in the spread between interest income and interest expense was primarily due to residential mortgage rates increasing at a slower rate than the interest paid on the borrowed funds (see Liquidity and Capital Resources).

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

RESULTS OF OPERATIONS (Continued)

For the year ended December 31, 2003, First Apex Re ("FAR") had net mortgage insurance premium revenues of $283,886 compared to $328,934 for 2002.  The revenues of FAR are generated as a result of loans made by FPMC and the premiums generated by these policies renew annually until the loan is paid off or the loan to value is less than 80%.  Revenue of FAR is dependent on the loans funded by FPMC.

Fees earned under fronting arrangements amounted to $319,049 in 2003 compared to $246,339 in 2002.  During 2003, premiums earned and losses paid under reinsurance agreements amounted to $724,798 and $369,381, respectively compared to $254,113 and $82,607, respectively in 2002.  This increase is primarily due to a new Property Quota Share Reinsurance Contract, with the existing managing general agent, that was effective January 1, 2003.  Under this contract, the Company earns liability insurance premiums in addition to assumed reinsurance premiums and fronting fees.

Effective December 30, 2003, the Company entered into a Commutation and Mutual Release Agreement under which the Company assumed all of a reinsurer's past, present and future obligations and liabilities under certain reinsurance agreements in exchange for cash amounting to $1,913,970.  The Company accounted for the cash as negative ceded loss and recorded a loss reserve based on data provided by an independent actuary to reduce the gross proceeds.  Based on the difference in gross proceeds received and the actuarial loss exposure associated with past, present, and future obligations related to this agreement, net of associated commissions, the Company realized a net gain of approximately $590,000 under this agreement in 2003.  As a result of this, the Company has an approximate $1.4 million reinsurance loss reserve at December 31, 2003.  Based on the independent actuarial study, it is the Company's belief that its reserve for losses under insurance policies is adequate to absorb potential losses associated with reinsurance.

Consulting fees for the year ended December 31, 2003, amounted to $399,625 compared to $682,462 for the same period in 2002.  Effective in March 2003, the Company evaluated its billings for consulting fees and decreased the fees to reflect the current cost of providing these services.

During the years ended December 31, 2003 and 2002, the Company did not originate any manufactured home loans.  The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 2003, the Company realized gain on sales of loans of $6,041,152 compared to $3,401,475 in 2002.  The realized gain on sale of loans for 2002 was impacted by approximately $636,000 as a result of the Company's ability to acquire FPMC's loans from a related party at less than book value.  Without this difference in valuation, the Company's realized gain on sale of loans for the year ended December 31, 2002, would have been $2,765,629.  During 2003, the volume of new residential mortgage loans sold by FPMC to governmental and private investors amounted to approximately $734.1 million compared to $659.3 in 2002 and the net margin realized on the sale of these mortgage loans increased by approximately 107% due to the stable market conditions that prevailed during the year.  During 2003, the Company also realized gains of approximately $14,000 on the sale of certain of its marketable investment securities compared to realized losses of approximately $(46,000) in 2002.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

RESULTS OF OPERATIONS (Continued)

Salaries and related expenses for 2003 were $6,610,807 compared to $6,081,031 in 2002.  This increase is primarily due to the overall increase in the volume on new residential mortgage originated in 2003 compared to 2002 as previously discussed.

During 2003, the Company recorded a provision for loan losses of $1,082,572 compared to $171,108 for 2002.  At December 31, 2003, the reserve for loan losses amounted to $634,254 compared to $102,189 at December 31, 2002.  The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower.  During 2003, the Company experienced an increase in the delinquency and default rate on the mortgage loans it originated and sold to investors.  The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage.  Based on this review, the Company believes that its reserve for loan losses is adequate for potential loan losses.

Operating expenses for 2003 were $5,110,004 compared to $4,267,902 in 2002.  As discussed above, this increase is primarily due to the increase in loan origination volume for 2003 compared to 2002.

The Company made no provision for losses under servicing agreements in either 2003 or 2002 and the reserve for losses under servicing agreements amounted to $234,595 at December 31, 2003 compared to $236,929 at December 31, 2002.  Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of insurance proceeds, if any, sustained on default of the borrower.  The Company has analyzed it servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans.  Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are proceeds from the sale on mortgage loans, net interest income, fees earned from originating mortgage loans, premiums written from insurance operations and borrowing under the Company's warehouse credit facilities.  The Company's use of cash include the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses and capital expenditures.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On a consolidated basis, cash and cash equivalents (including restricted cash) were $3,156,718 at December 31, 2003.  Included therein were cash and cash equivalents for Apex Lloyds of $1,040,629 and First Apex Re of $110,853.  The cash flow of Apex Lloyds and First Apex Re are only available to the Company as allowed by state insurance regulations.

FPMC has a mortgage warehouse line of credit with an unrelated financial institution that expires on June 30, 2004.  The maximum principal amount under the line of credit was $35,000,000 at December 31, 2003, and $45,000,000 at December 31, 2002.  Under this agreement, the financial institution advances up to ninety-nine percent (99%) of the amount paid by the investor, but not to exceed the unpaid principal of the loan.  When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid.  Advances bear interest based on the 30 day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.50% depending on the advance rate.  As of December 31, 2003 and 2002, the principal amount outstanding on the line of credit was $23,389,011 and $42,163,093, respectively.  This agreement includes certain financial covenants including requirements to maintain adjusted-tangible-net worth above $3,500,000.  Also, FPMC's total liabilities to adjusted tangible-net-worth may never exceed 15 to 1.  The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann.  Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

On June 9, 2003, FPMC entered into a loan participation agreement in the amount of $10,000,000 with its line of credit lender.  Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When the subject mortgage is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  At December 31, 2003, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with Citizens State Bank of Woodville, Texas, of which David W. Mann is president, chief executive officer and a principal shareholder, under which Citizens State Bank has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  At December 31, 2003, no participations were outstanding under this agreement.

In order to meet short-term liquidity needs, during the months of August and September of 2002, FPMC sold loans to and repurchased the same loans from the following entities, all of which at that time were owned indirectly and controlled by David W. Mann and his siblings, Mary Hyden Hunter and Allen B. Mann:  UW General Agency, Inc., The Omnibus Corporation, Citizens Land Corporation and Bluebonnet Investments, Ltd.  The loans so sold and repurchased were in the following aggregate amounts and bore annual interest at the rates indicated:  $1,595,000 (6%) and $1,500,000 (5%).  The aggregate amount of interest paid on these loans was $14,385, all of which was paid during 2002.  No such transactions occurred during 2003.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In July 2002, as a result of FPMC's sale and leaseback of real estate in Waco, Texas, as described under "Key Group Transactions" in Item 1, above, the Company's liquidity was improved by the receipt of $525,000 in cash and a secured three-year promissory note in the amount of $225,000.  In November 2002, that promissory note was exchanged for the cancellation of a note made by the Company and cash in the amount of the difference between the principal balances due on the two notes $(39,649).

The Company had no material commitments for capital expenditures at December 31, 2003.  As reflected in the attached financial statements, the stockholder's equity of the Company was $6,217,556 at December 31, 2003, and the stockholders' equity was $4,851,624 at December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has off-balance sheet interest rate risk on mortgage loans in its pipeline and its outstanding commitments to extend mortgage loans, at predetermined locked-in rates, to homeowners.  Management does not believe that any of its off-balance sheet arrangements have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.  Financial Statements

The consolidated financial statements of the Company and its subsidiaries and the independent auditor's report appear on pages 14 through 18 herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Financial Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

April 6, 2004

401 WEST HIGHWAY 6 P. O. BOX 20725 WACO, TX 76702-0725 (254) 772-4901 FAX: (254) 772-4920 www.pbhcpa.com
AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 HILLSBORO, TX (254) 582-2583 TEMPLE, TX (254) 791-3460 ALBUQUERQUE, NM (505) 266-5904
RIO RANCHO, NM (505) 898-3516

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

ASSETS

Cash and cash equivalents	$ 2,388,739
Restricted cash	767,979
Accounts receivable	2,738,116
Receivables from related parties	10,279
Marketable investment securities	133,202
Restricted marketable investment securities	592,775
Real estate held-for-investment, at cost	549,336
Mortgage loans held-for-investment	76,562
Mortgage loans held-for-sale	23,811,427
Property and equipment	923,368
Deferred tax asset	81,907
Other assets	1,081,797

Total Assets	$ 33,155,487

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for indemnifications and early payment default losses	$ 634,254
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	1,355,188
Accounts payable	468,417
Accrued expenses and other liabilities	700,158
Payables to related parties	14,707
Note on line of credit	23,389,011
Note payable	50,000
Interest payable	91,601
Total Liabilities	26,937,931

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 183,750 shares, of which 10,222
shares are held in treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	5,685,106
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	48,057
6,252,865
Less: Treasury stock - at cost	35,309
Total Stockholders' Equity	6,217,556

Total Liabilities and Stockholders' Equity	$ 33,155,487

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

REVENUE
Loan administration and production	$ 5,530,288	$ 5,428,785
Interest income	2,367,188	2,413,731
Insurance premiums and commissions	1,586,966	872,110
Consulting fees	399,625	682,462
Realized gain on sale of mortgage loans	6,041,152	3,401,475
Other	233,758	67,492
Total Revenue	16,158,977	12,866,055

COST AND EXPENSES
Salaries and related expenses	6,610,807	6,081,031
Interest expense	2,012,836	1,666,939
Provision for losses under servicing agreements and other	1,082,572	171,108
Operating expenses:
Professional fees	717,667	607,998
Depreciation and amortization	356,390	186,656
General and administrative	4,035,947	3,473,248
Total Cost and Expenses	14,816,219	12,186,980

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
AND EQUITY IN LOSS OF AFFILIATES	1,342,758	679,075

INCOME TAXES
Current	(914)	19
Total Income Taxes	(914)	19

INCOME BEFORE MINORITY INTEREST AND EQUITY
IN LOSS OF AFFILIATES	1,343,672	679,056

MINORITY INTEREST LOSS	-	370,049

INCOME BEFORE EQUITY IN LOSS OF
AFFILIATES	1,343,672	1,049,105

EQUITY IN LOSS OF AFFILIATES	-	(206)

NET INCOME	1,343,672	1,048,899

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities, net of tax	22,260	23,762

COMPREHENSIVE INCOME	$ 1,365,932	$ 1,072,661

INCOME PER COMMON SHARE	$ 7.74	$ 6.04

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized	Treasury
	Stock	Capital	Earnings	Gain	Stock	Total

BALANCE, DECEMBER 31, 2001	$ 1,000	$ 518,702	$ 3,292,535	$ 2,035	$(35,309)	$ 3,778,963

COMPREHENSIVE INCOME

Net income	-	-	1,048,899	-	-	1,048,899

Other comprehensive income:
Unrealized loss on marketable
securities, net of tax	-	-	-	23,762	-	23,762

Total Comprehensive Income						1,072,661

BALANCE, DECEMBER 31, 2002	1,000	518,702	4,341,434	25,797	(35,309)	4,851,624

COMPREHENSIVE INCOME

Net income	-	-	1,343,672	-	-	1,343,672

Other comprehensive income:
Unrealized gain on marketable
securities, net of tax	-	-	-	22,260	-	22,260

Total Comprehensive Income						1,365,932

BALANCE, DECEMBER 31, 2003	$ 1,000	$ 518,702	$ 5,685,106	$ 48,057	$(35,309)	$ 6,217,556

The accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,343,672	$ 1,048,899
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	356,390	186,656
Realized gain on sale of mortgage loans	(6,041,152)	(3,120,628)
Gain on sale of property and equipment	(689)	(88,262)
Equity in net loss of affiliates	-	455,158
Provision for losses	2,404,113	153,188
(Increase) decrease in restricted cash	(62,305)	257,979
(Increase) decrease in accounts receivable	(1,476,682)	449,408
Increase (decrease) in accounts payable and other accrueds	(951,033)	855,786
Increase (decrease) in minority interest	-	(1,571,344)
Mortgage loans funded	(709,609,656)	(672,892,200)
Mortgage loans sold	734,054,507	664,359,173
Change in mortgage loan participations sold	-	13,514,688
Increase (decrease) in other assets	478,963	(675,785)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,496,128	2,932,716

CASH FLOWS FROM INVESTING ACTIVITIES
(Gain) loss on sale of marketable investment securities, available-for-sale	-	45,569
Proceeds from sale of marketable investment securities, available-for-sale	597,919	208,497
Purchases of marketable investment securities, availiable-for-sale	(655,543)	(579,496)
Principal received on mortgage loans	41,961	48,281
Principal received on real estate	(105,336)	-
Purchases of property and equipment	(845,331)	(434,973)
Disposition of property and equipment	230,582	304,429
Unrealized holding gain (loss)	15,918	-

NET CASH USED BY INVESTING ACTIVITIES	(719,830)	(407,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(18,774,082)	(2,199,379)

NET CASH USED BY FINANCING ACTIVITIES	(18,774,082)	(2,199,379)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,002,216	325,644

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,386,523	1,060,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 2,388,739	$ 1,386,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 2,182,503	$ 1,560,635

Federal income taxes paid	$ -	$ 19

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

First Financial Corporation ("the Company") was incorporated in the State of Texas in 1964. During the last three years, the primary business of the Company, either directly or through its subsidiaries, has been originating and servicing a portfolio of residential mortgage and manufactured home loans, engaging in insurance activities, and providing consulting and data processing services to related companies.

Basis for Financial Presentation

The Company's financial statements have been prepared in conformity with generally accepted accounting principles. In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Operating results for the year ended December 31, 2003, are not necessarily indicative of the results for any future period.

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

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses. The provisions for unpaid losses and loss expenses at December 31, 2003 and 2002, have been established to cover the estimated net cost of insured losses. The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Related Activities (Continued)

Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement. This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature. Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable. During 2003, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly owned and majority owned subsidiaries. Minority interest in 2002 represents ownership of other entities in the net assets of Key Group, Ltd. (See Note 10). All significant intercompany transactions and balances have been eliminated in the consolidation. For the year ended December 31, 2003, all subsidiaries are wholly-owned; therefore, no minority interest is reported.

Cash Equivalents

For the purposes of the 2003 and 2002 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Investment Securities

Investment securities classified as available-for-sale are adjusted to market value at year-end.

The unrealized gain (loss) is recorded net of income taxes as a component of comprehensive income. Realized gains or losses on sale of securities are calculated based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

Real Estate Held-for-Investment

Real estate held-for-investment is carried at the lower of cost or market in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of year-end, no permanent impairments to this property had occurred.

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investment yield requirements calculated on the aggregate loan basis. Mortgage loans held-for-sale are reported net of any participations sold to investors.

Mortgage Loans Held-for-Investment

Mortgage loans held-for-investment are carried at historical cost unless otherwise permanently impaired.

Estimated Reserve for Indemnifications and Early Payment Default Losses

The Company uses the reserve method of providing for estimated losses for indemnifications and early payment defaults. The reserve is increased by provisions charged to operating expense and reduced by net charge-offs. The provision for estimated losses charged to operating expense, among other factors, is based on the Company's historical loan repurchases and indemnifications of investors for losses sustained, net of any expected third party recoveries.

The reserve for estimated losses for indemnifications and early payment defaults is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loans sold. The amount of the reserve is based on management's evaluation of loans with contingent liability, including the nature of trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the sale of loans. Although management uses available information to recognize estimated losses for indemnifications and early payment defaults, because of uncertainties associated with economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the estimate of losses for indemnifications and early payment defaults in the near term.

Estimated Reserve for Losses Under Insurance Policies

The reserve for losses under insurance policies is based on estimates for reported claims, and on estimates, based on experience, for unreported claims and potential loss exposure as calculated by an independent actuary. The reserve for losses under insurance policies has been established to cover the estimated net cost of insured losses. As this reserve is based on significant actuarial assumptions, it is reasonably possible that a material change could occur in the near future.

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Manufactured Homes and Claims Receivable

Foreclosed manufactured homes and claims receivable, which consists of manufactured homes acquired by foreclosures, are held-for-sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

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

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loan Servicing Rights

In the normal course of business, the Company does not retain the right to service mortgage loans. Servicing rights are sold to investors with the mortgage loans.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the estimated losses for loan indemnifications and early payment defaults, valuation of investment securities, valuation of mortgage loans held-for-sale, and reserve for losses under insurance policies.

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to current year classifications. Such reclassifications had no effect on previously reported net income.

2.         CONTINGENCIES AND THE CURRENT OPERATING ENVIRONMENT

The Company participated in the Government National Mortgage Association (GNMA) Mortgage-Backed Securities (GNMA-MBS) program for manufactured homes through 1987. Under the GNMA-MBS program, the Company collected monthly principal and interest payments from the mortgagor and remitted the payment to the security holder, after deducting a service fee. The security holder of a GNMA-MBS was guaranteed monthly payment of principal and interest regardless of whether the Company collected the necessary amount from the mortgagor. Therefore, the Company made advances to security holders using its own funds for scheduled principal and interest payments due that were delinquent or in the process of repossession. Substantially all loans were originated with some credit risk protection; however, a portion of the loss remained uninsured and had to be sustained by the Company.

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

(continued)

2.         CONTINGENCIES AND THE CURRENT OPERATING ENVIRONMENT (Continued)

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

3.         LOAN ADMINISTRATION

The Company was servicing loans owned by institutional investors aggregating approximately $186,000 at December 31, 2003. The Company was also servicing loans owned by the Company's wholly owned subsidiary, First Preference Mortgage Corporation, aggregating approximately $60,000 at December 31, 2003. Related trust funds of approximately $5,095 at December 31, 2003, on deposit in special bank accounts are not included in the consolidated financial statements.

First Preference Mortgage Company also holds trust funds of approximately $34,584 at December 31, 2003. These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements. These trust funds include monies that are related to the administration of loans.

4.         MARKETABLE INVESTMENT SECURITIES

Marketable investment securities at December 31, 2003, consist of:

		Gross
	Amortized	Unrealized	Fair
December 31, 2003	Cost	Gain/(Loss)	Value
Available-for-sale:
Equity securities	$103,123	$(737)	$102,386
Bonds and notes, restricted	585,777	37,814	623,591

Total Investment Securities	$688,900	$37,077	$725,977

The gross unrealized gain for 2003 relating to investment securities available-for-sale is $22,260.

5.         RESERVE FOR POSSIBLE LOAN INDEMNIFICATION AND EARLY PAYMENT DEFAULT LOSSES

Changes in the reserve for possible loan indemnification and early payment default losses are as follows:

	2003	2002
Balance, beginning of period	$102,189	$129,393
Provision charged to income	1,082,572	171,108
Loans charged-off	(555,468)	(198,312)
Recoveries	4,961	-
Balance, end of period	$634,254	$102,189

6.        RESERVE FOR LOSSES UNDER INSURANCE POLICIES

Effective December 30, 2003, the Company entered into a Commutation and Mutual Release Agreement under which the Company assumed all of a reinsurer's past, present and future obligations under certain reinsurance agreements in exchange for cash. The Company accounted for the cash as negative ceded loss and recorded a loss reserve based on data provided by an independent actuary to reduce the gross proceeds. Details of the reserve are as follows:

Reserve, December 31, 2002		$31,291
Negative ceded loss from commutation agreement	1,913,970
Reserve adjustment based on actuarial study	(590,073)
2003 Provision		1,323,897

Reserve, December 31, 2003		$1,355,188

The $590,000 net gain is included in insurance premiums and commissions on the accompanying statement of income.

7.         PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003:

		Estimated Useful Lives
Buildings and improvements	$363,919	10 to 40 years
Equipment, furniture and fixtures	2,696,606	3 to 10 years
	3,060,525
Less accumulated depreciation	(2,137,157)

	$923,368

8.         ESTIMATED RESERVE FOR LOSSES UNDER SERVICING AGREEMENTS

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

	December 31
	2003	2002
Balance, beginning	$ 236,926	236,929
Recoveries - net	(2,331)	-

Balance, ending	$ 234,595	236,929

The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.

9.         LEASES

The Company maintains various equipment under long-term operating leases. Future minimum rental payments required under these leases are approximately:

2004	$93,266
2005	49,375
2006	7,747
Total	$150,388

(continued)

9.         LEASES (Continued)

The rental expense for equipment leases was $73,808 and $96,182 for December 31, 2003 and 2002, respectively.

The Company also leases office space for its locations under various operating leases. The future minimum rental payments required are approximately:

2004	$266,815
2005	145,264
2006	7,783
Total	$419,862

The rental expense for office space was $314,492 and $238,751 for 2003 and 2002, respectively.

10.       FINANCING AGREEMENTS

In December 2000, FPMC entered into a mortgage warehouse line of credit not to exceed $25,000,000. This warehouse line of credit replaced a master loan participation agreement that FPMC had with another financial institution. Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan. When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid. Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the sublimit category. Borrowings under the agreement are collateralized by mortgage loans held-for-sale. At December 31, 2003, approximately $23,389,011 in advances were outstanding under this agreement. On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000 and on April 10, 2001, it was amended to a maximum amount of $50,000,000. On August 29, 2001, the line of credit was reduced to a maximum of $45,000,000. This line of credit was amended on October 31, 2002, with a scheduled maturity date of April 30, 2003.

On April 30, 2003, the mortgage warehouse line of credit was amended, extending the maturity date to August 29, 2003. On August 29, 2003, the maturity date was once again extended. On December 11, 2003, the Company amended the mortgage warehouse line of credit to a $35,000,000 maximum principal amount and extended the maturity date to June 30, 2004.

The line of credit agreement includes certain financial covenants. As of December 31, 2003 and 2002, the Company is in compliance with these covenants.

(continued)

10.       FINANCING AGREEMENTS (Continued)

During the year, the Company entered into a loan participation agreement with a financial institution related through common ownership amounting to $17,500,000. Under this agreement, this financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by the Company. When in subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. FPMC sold and repurchased participations under this agreement during 2003 and paid $655,305 in participation interest to this related party. As of December 31, 2003, $0 in participations were outstanding under this agreement.

During 2003, FPMC entered into a loan participation agreement with an unrelated financial institution to sell participations in new loans originated. No loan participations were sold under this agreement during 2003.

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

11.       RELATED PARTY TRANSACTIONS

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

(continued)

 11.       RELATED PARTY TRANSACTIONS (Continued)

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

(continued)

11.	RELATED PARTY TRANSACTIONS (Continued)
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

(continued)

11.       RELATED PARTY TRANSACTIONS (Continued)

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

The Company also provides accounting, personnel, general and administrative, and information technology services to entities that are related through common ownership. The Company billed approximately $400,000 and $644,000 to these entities in 2003 and 2002, respectively.

12.       INCOME TAXES

The provision for income taxes consists of the following components at December 31, 2003 and 2002:

	2003	2002
Income tax expense computed
at corporate Federal rate	$456,538	$353,717
Earnings of affiliates	-	125,747
Nondeductible provision in reserve
for losses	818,176	(7,874)
Nondeductible income and expenses	10,282	(12,474)
Utilization of reserve deferred tax asset	(1,285,910)	(459,097)
	$(914)	$19

The deferred tax benefit in the accompanying balance sheet at December 31, 2003, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$2,204,705

Deferred tax benefit attributable to reserve
for losses under servicing agreements,
marketing and insurance	756,173

Deferred tax benefit applicable to unrealized
gain on investment securities	16,339

Deferred tax asset valuation allowance	(2,895,310)

Net deferred tax asset	$81,907

The valuation allowance increased by approximately $1 million due primarily to change in the amount deferred relating to reserve for losses under servicing and insurance, difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 2002, and the amount of net operating loss carryforward realized for book purposes in 2003.

A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization. The net deferred tax asset relates to benefits available at a subsidiary level where an unconsolidated return is filed.

At December 31, 2003, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $6,400,000 which expire in 2006 and 2018 through 2020.

13.       COMMITMENTS AND CONTINGENCIES

Servicing

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $440,000 and $490,000 at December 31, 2003 and 2002, respectively, were sold to investors with recourse. The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current. Further, several of the agreements require the Company to establish and maintain cash reserve accounts. Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans. Such cash reserve accounts totaled $4,495 and are included in restricted cash at December 31, 2003.

Indemnification of Mortgage Loans Sold

In the ordinary course of business, the Company sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The potential defects are categorized as documentation errors, underwriting errors and fraud. In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (e.g., early payment default). When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no defects, the Company has no commitment to repurchase the loan.

At December 31, 2003, estimated losses for indemnifications and early payment defaults on loans sold of $634,254 are reported in the accompanying balance sheet.

HUD Requirements

FPMC is required to maintain a certain specified level of minimum net worth and liquidity to maintain its approved status with HUD. As December 31, 2003, the minimum net worth requirement was $1,000,000 and the minimum liquidity requirement was $100,000.

Loss Reserves for Ceded Reinsurance

The Company entered into a Commutation and Mutual Release Agreement effective December 30, 2003, under which the Company assumed all of the reinsurer's past, present, and future obligations and liabilities under certain reinsurance agreements. A reserve of approximately $1.4 million is included in the balance sheet as of December 31, 2003.

(continued)

13.       COMMITMENTS AND CONTINGENCIES (Continued)

Other

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

Information concerning the Company's operations in different segments follows:

			Corporate
	Mortgage	Insurance	and
	Banking	Sales	Other	Consolidated

For the Year Ended December 31, 2003

Revenue	$13,938,628	$1,586,966	$633,383	$16,158,977
Operating profit (loss)	190,249	1,159,599	(7,090)	1,342,758
Identifiable assets	28,770,989	4,206,071	178,427	33,155,487
Depreciation	339,999	12,542	3,849	356,390
Capital expenditures	843,480	-	1,851	845,331

For the Year Ended December 31, 2002

Revenue	$11,289,567	$868,482	$708,006	$12,866,055
Operating profit (loss)	270,023	519,506	(110,454)	679,075
Identifiable assets	47,211,966	2,242,552	369,651	49,824,169
Depreciation	94,586	14,163	77,907	186,656
Capital expenditures	145,556	5,325	284,092	434,973

15.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

(continued)

15.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

	Carrying Value	Market Value

Mortgage Loans Held-for-Sale	$ 23,811,427	$ 24,299,591

Mortgage Loans Held-for-Investment

Mortgage loans held-for-investment are net of any discounts. The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans. The value of these loans are:

	Carrying Value	Market Value

Mortgage Loans Held-for-Investment	$ 76,562	$ 76,562

16.	CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several depository institutions. Cash accounts at these institutions are insured by the FDIC for up to $100,000 for each account. Amounts in excess of insured limits were approximately $2.3 million at December 31, 2003. Of that balance, approximately $411,000 relates to funds on deposit in the settlement account with a depository institution. The primary function of this account is to receive payment on loans sold which were financed by the depository institution. When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

17.	RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of 21 and have completed one year of service. The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer. The Company has a matching contribution equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%. For the year ended December 31, 2003, the Company incurred a total contribution expense of $64,661.

PART II
(Continued)

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to date the Company carried out its evaluation.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act

Certain information required by this Item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Senior Financial Officers, which is being filed with the SEC as Exhibit 14.1 to this annual report.

Item 10.  Executive Compensation

The information required by this Item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits.  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)     Reports on Form 8-K.

No Form 8-K was filed during the quarter ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann	/s/ Robert L. Harris
By: David W. Mann	By: Robert L. Harris
President and Principal	Vice President and Principal
Financial Officer	Accounting Officer

Date: April 13, 2004	Date: April 13, 2004

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date: April 13, 2004
David W. Mann, Director and Chairman of the Board and President

/s/ Walter J. Rusek	Date: April 13, 2004
Walter J. Rusek, Director

/s/Jim Motherall	Date: April 13, 2004
Jim Motherall, Director

/s/ Joe Walker	Date: April 13, 2004
Joe Walker, Director

/s/ Dr. Raymond Parker	Date: April 12, 2004
Dr. Raymond Parker, Director

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

3.2	Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

10.1	Limited Partnership Agreement between the Company and Key Group, Ltd dated September 30, 1991 (incorporated by reference to the Company's Form 8-K dated September 30, 1991).

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

10.5

Fourth Amendment to Mortgage Warehouse Loan and Security Agreement dated October 31, 2002 between First Preference Mortgage Corporation and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

10.6

Loan Participation Agreement dated August 16, 2002, between First Preference Mortgage Corp. and Citizens State Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

10.7

Triparty Agreement dated August 16, 2002, among First Preference Mortgage Corp. and Citizens State Bank and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

10.8	Fifth Amendment to Mortgage Warehouse Loan and Security Agreement dated April 30, 2003 between First Preference Mortgage Corp. and Colonial Bank.

10.9	Sixth Amendment to Mortgage Warehouse Loan and Security Agreement dated August 29, 2003 between First Preference Mortgage Corp. and Colonial Bank.

10.10	Seventh Amendment to Mortgage Warehouse Loan and Security Agreement dated December 29, 2003 between First Preference Mortgage Corp. and Colonial Bank.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.