Form 10QSB
period 2004-03-31
FIRST FINANCIAL CORP /TX/
filed 2004-05-13
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-QSB

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of the Issuer's Common stock outstanding on April 30, 2004 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
MARCH 31, 2004

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
March 31, 2004

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2004 and 2003

Consolidated Statements of Cash
Flow for the Three-Months
ended March 31, 2004 and 2003	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial	5-8
Condition

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form 8-K	8

First Financial Corporation
Consolidated Balance Sheet
March 31, 2004
(Unaudited)

Assets
------
Cash and cash equivalents	$2,413,009
Restricted cash	812,020
Accounts receivable, net of allowance for doubtful
accounts of $83,536	881,286
Marketable investment securities	686,562
Restricted marketable investment securities	602,953
Real estate held for investment,at cost	549,336
Mortgage loans	19,021,429
Property and equipment	1,198,200
Other assets	1,284,819
--------------------
Total Assets	$27,449,614
============
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	$18,527,400
Note payable	50,000
Accounts payable	568,781
Estimated reserve for indemnifications and early payment default losses	260,004
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	872,617
Other liabilities	998,889
--------------------
Total Liabilities	21,512,286
--------------------

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	5,390,927
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	62,008
--------------------
5,972,637
Less:Treasury stock - at cost	(35,309)
--------------------
Total Stockholders' Equity	5,937,328
--------------------
Total Liabilities and Stockholders' Equity	$ 27,449,614
============

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	----------	----------
Revenues:
Loan administration	$1,366,338	$3,208,319
Interest income	273,073	670,550
Other income	404,434	391,750
	--------------------	--------------------
Total revenues	2,043,845	4,270,619

Expenses:
Salaries and related expenses	1,277,530	1,627,182
Interest expense	211,218	537,929
Provision for losses under servicing
agreements	-	-
Other operating expenses	849,277	1,401,362
	--------------------	--------------------
Total expenses	2,338,025	3,566,473
	--------------------	--------------------
Income (loss) before income taxes	(294,180)	704,146

Federal income taxes	-	-
	--------------------	--------------------
Net income	(294,180)	704,146

Other comprehensive income:
Unrealized holding gains (losses)	13,951	1,742
	--------------------	--------------------
Comprehensive income	$ (280,229)	$ 705,888
	============	============
Income per common share	($1.61)	$4.07
	============	============

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	----------------------------
	2004	2003
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($294,180)	$704,146
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	24,078	54,242
Provision for loan losses	65,972	178,308
Loan and insurance losses paid	(922,793)	-
Realized (gains) losses on marketable investment securities	4,463	-
Net (increase) decrease in accounts receivable	1,867,109	20,278
Net (increase) decrease in other assets	(121,115)	59,877
Net increase (decrease) in accounts payable	(5,944)	(181,086)
Net increase (decrease) in other liabilities	254,951	127,144
(Increase) decrease in restricted cash used
in operating activities - net	(44,041)	(92,253)
Mortgage loans funded	(85,008,806)	(175,020,264)
Mortgage loans sold	89,972,052	180,963,465
Increase in mortgage loans participations sold	-	(390,726)
Other	(139,443)	85,869
	--------------------	--------------------
Net cash provided (used) for operating activities	5,652,302	6,509,000
	--------------------	--------------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	33,696	-
Purchases of marketable investment securities	(566,391)	-
Unrealized holding (gain) loss	13,951	1,742
Purchase of property and equipment	(298,910)	(21,894)
Principal collections on mortgage loans	7,453	12,664
(Increase) decrease in deferred gain on sale of property & equipment	43,780	43,780
	--------------------	--------------------
Net cash provided (used) for investing activities	(766,422)	36,292
	--------------------	--------------------
Cash flows from financing activities:
Net change in short term borrowings	(4,861,611)	(5,498,775)
	--------------------	--------------------
Net cash used for financing activities	(4,861,611)	(5,498,775)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	24,270	1,046,517
Cash and cash equivalents at beginning of year	2,388,739	1,386,523
	--------------------	--------------------
Cash and cash equivalents at end of period	$2,413,009	$2,433,040
	============	============
Supplemental Disclosure of Cash Flow Information
Interest Paid	$222,031	$590,578
	============	============

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company has approximately $6,400,000 in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any. A valuation allowance has been provided for all tax benefits.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $293,242 at March 31, 2004, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at March 31, 2004.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $(294,180) for the quarter ended March 31, 2004 compared to net income of $704,146 for the same period in 2003.  Loan administration revenues were $1,366,338 for the first quarter for 2004 compared to $3,208,319 for the first quarter of 2003.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 2004, FPMC funded approximately $85.0 million in new residential mortgage loans compared to approximately $175.0 million during the same period in 2003. This decease in new residential mortgage loans is primarily due to the higher mortgage loan interest rates that existed during the first quarter of 2004 compared to the first quarter of 2003. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $1.2 million for the three months ended March 31, 2004 compared to the same period in 2003. This decrease is due to an approximately 45% reduction in the net margins realized on the sale of these mortgage loans during the quarter ended March 31, 2004 compared with the same period in 2003. In addition, the amount on loans sold during the period decreased by $91.7 million from the same period in 2003.

Interest income for the quarter ended March 31, 2004 amounted to $273,073 compared to $670,550 for the same period in 2003.  During 2004, the interest income earned by the Company on investments increased by approximately $4,884 or 45%. This increase is primarily the result of improved cash and investment management. During the quarter ended March 31, 2004, the interest income earned on mortgages held-for-sale decreased by approximately $402,000 from the same period in 2003 primarily due to the approximate $90.0 million decrease in loan originations from 2004 to 2003 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the quarter ended March 31, 2004 amounted to $404,434     compared to $391,750 for the same period in 2003. This increase is primarily due to increased fees earned under fronting and reinsurance agreements

Salaries and related expenses increased to $1,277,530 for the three months ended March 31, 2004, compared to $1,627,182 for the three months ended March 31, 2003. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the quarter ended March 31, 2004 compared to the same period in 2003 as previously discussed.

For the quarter ended March 31, 2004, interest expense amounted to $211,218 compared to $537,929 for the same period in 2003.  The significant decrease in interest expense for the quarter ended March 31, 2004 is primarily the result of decreased utilization of the warehouse line of credit and loan participation agreements due to the previously discussed decrease in loan origination volume. During this period, the weighted average interest rate on the Company's financing of its mortgage lending activities decreased to approximately 4.39% compared to approximately 4.55% for the same period in 2003.

Operating expenses for the quarter ended March 31, 2004 were $849,277 compared to $1,401,362 for the same period in 2003. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the quarter ended March 31, 2004 compared to the same period in 2003 as previously discussed.

During the quarter ended March 31, 2004, the Company recorded a provision for loan losses of $65,972 compared to $178,308 for the same period in 2003. At March 31, 2004, the reserve for loan losses amounted to $260,004 compared to $353,976 at March 31, 2003. The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower. The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage. Based on this review, the Company believes that its reserve for loan losses is adequate for potential loan losses.

The Company made no provision for losses under servicing agreements in either the quarter ended March 31, 2004 or 2003. The reserve for losses under servicing agreements amounted to $234,595 at March 31, 2004 and 2003. Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The reserve for losses under insurance policies is based on estimates for reported claims and on estimates, based on experience, for unreported claims and potential loss exposure as calculated by an independent actuary. The reserve for losses under insurance policies has been established to cover the estimated net cost of insured losses. It is the Company's belief that its reserve in the amount of $872,617 is adequate to absorb potential losses associated with reinsurance.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 2004, unrealized holding gains amounted to $13,951 compared to unrealized holding gains of $1,742 for the quarter ended March 31, 2003.

Financial Condition

At March 31, 2004, the Company's total assets were $27,449,614 compared to $45,018,786 at March 31, 2003.  The decrease in the total assets is primarily due to the decrease in residential mortgage loan production during the quarter ended March 31, 2004 as previously discussed. As reflected in the financial statements, the stockholders' equity of the Company was $5,937,328 at March 31, 2004 and the stockholders' equity was $5,557,512 at March 31, 2003.

Liquidity and Capital Resources

The Company's primary sources of liquidity are proceeds from the sale of mortgage loans, net interest income, fees earned from originating mortgage loans, premiums written from insurance operations and borrowings under the Company's warehouse credit facilities. The Company's use of cash include the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and general and administrative expenses and capital expenditures.

On consolidated basis, cash and cash equivalents (including restricted cash) were $3,225,029 at March 31, 2004.  Included therein was cash and cash equivalents of Apex Lloyds Insurance Company of $1,772,442 and First Apex Re of $407,776.  The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2003, FPMC has a mortgage warehouse line of credit with a financial institution totaling $35,000,000 which expires on June 30, 2004. This agreement includes certain financial covenants including requirements to maintain adjusted-tangible-net worth above $3,500,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. The obligations under this agreement are guaranteed  under an Unlimited Continuing Guaranty Agreement executed by David W. Mann. Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

FPMC has a loan participation agreement in the amount of $10,000,000 with its line of credit lender. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At March 31, 2004, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $22,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At March 31, 2004, no participations were outstanding under this agreement.

Item 3. Controls and Procedures

As of March 31, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

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

No Form 8-K was filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date                May 13, 2004                              /s/  David W. Mann
                                                                        David W. Mann
                                                                        President
                                                                        Duly Authorized Officer and
                                                                        Principal Financial Officer

Date                 May 13, 2004                            /s/ Robert L. Harris
                                                                        Robert L. Harris
                                                                        Vice President and
                                                                        Principal Accounting Officer

(Remainder of page purposely left blank.)