Form 10QSB
period 2004-06-30
FIRST FINANCIAL CORP /TX/
filed 2004-08-13
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2004

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

Number of shares of the Issuer's Common stock outstanding on July 31, 2004 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 2004

INDEX

Part I Financial Information	Page No.
Item 1. Financial Statements
Consolidated Balance Sheet as of	1
June 30, 2004

Consolidated Statements of Income	2
for the Six-Months ended
June 30, 2004 and 2003

Consolidated Statements of Cash
Flow for the Six-Months
ended June 30, 2004 and 2003	3

Notes to Consolidated Financial Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial Condition	5-8

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 4. Submission of Matters to a Vote Of Security Holders	8-9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	9

First Financial Corporation
Consolidated Balance Sheet
June 30, 2004
(Unaudited)

Assets
------
Cash and cash equivalents	$1,737,939
Restricted cash	870,508
Accounts receivable, net of allowance for doubtful
accounts of $76,362	937,275
Marketable investment securities	777,452
Restricted marketable investment securities	577,172
Real estate held for investment,at cost	549,336
Mortgage loans	21,625,776
Property and equipment	1,399,562
Other assets	1,236,462
------------------
Total Assets	$ 29,711,482
==========
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	$21,127,026
Note payable	50,000
Accounts payable	1,089,583
Estimated reserve for indemnifications and early payment default losses	63,273
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	756,462
Other liabilities	789,746
-----------------
Total Liabilities	24,110,685
-----------------

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	5,079,986
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	36,418
-----------------
5,636,106
Less:Treasury stock - at cost	(35,309)
-----------------
Total Stockholders' Equity	5,600,797
-----------------
Total Liabilities and Stockholders' Equity	$ 29,711,482
==========

See accompanying notes to consolidated financial statements.

	First Financial Corporation
	Consolidated Statements of Income
Three months and Six months ended June 30, 2004 and 2003
	(Unaudited)

		Three months ended	Six months ended
		June 30,	June 30,
		--------------------------------	--------------------------------
	2004	2003	2004	2003
	----------	----------	----------	----------
Revenues:
Loan administration	$ 1,354,713	$ 3,722,957	$ 2,721,051	$ 6,931,276
Interest income	356,413	777,947	629,486	1,448,497
Other income	275,612	284,939	680,046	676,689
Total Revenues	1,986,738	4,785,843	4,030,583	9,056,462

Expenses:
Salaries and related expenses	1,220,365	2,056,463	2,497,895	3,683,645
Interest expense	272,124	650,999	483,342	1,188,928
Other operating expenses	805,189	1,662,144	1,654,466	3,063,506
Total Expenses	2,297,678	4,369,606	4,635,703	7,936,079

Income (loss) before income taxes,	(310,940)	416,237	(605,120)	1,120,383

Federal income taxes	-	-	-	-
Net income (loss)	(310,940)	416,237	(605,120)	1,120,383

Other comprehensive income:
Unrealized holding gains (losses)	(25,590)	12,595	(11,639)	14,337
Comprehensive income (loss)	$ (336,530)	$ 428,832	$ (616,759)	$ 1,134,720
	===========	===========	===========	===========
Income Per Common Share	($1.94)	$2.47	($3.55)	$6.54
	===========	===========	===========	===========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	----------------------------
	2004	2003
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($605,120)	$1,120,382
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	53,241	118,408
Provision for loan losses	83,638	571,230
Loan and insurance losses paid	(1,299,372)	-
Realized (gains) losses on marketable investment securities	4,463	-
Net (increase) decrease in accounts receivable	1,811,120	(126,178)
Net (increase) decrease in other assets	(72,758)	17,048
Net increase (decrease) in accounts payable	514,858	(65,604)
Net increase (decrease) in other liabilities	45,808	119,756
(Increase) decrease in restricted cash used
in operating activities - net	(102,529)	84,498
Mortgage loans funded	(180,500,279)	(409,543,239)
Mortgage loans sold	182,776,895	413,770,331
Increase in mortgage loans participations sold	-	1,195,969
Other	(31,603)	(132,718)
	--------------------	--------------------
Net cash provided (used) for operating activities	2,678,362	7,129,883
	--------------------	--------------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	33,696	-
Purchases of marketable investment securities	(628,431)	(24,536)
Unrealized holding (gain) loss	-	14,337
Purchase of property and equipment	(529,435)	(50,177)
Principal collections on mortgage loans	13,213	22,769
(Increase) decrease in deferred gain on sale of property & equipment	43,780	87,559
	--------------------	--------------------
Net cash provided (used) for investing activities	(1,067,178)	49,952
	--------------------	--------------------
Cash flows from financing activities:
Net change in short term borrowings	(2,261,985)	(5,384,935)
	--------------------	--------------------
Net cash used for financing activities	(2,261,985)	(5,384,935)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	(650,800)	1,794,899
Cash and cash equivalents at beginning of year	2,388,739	1,386,523
	--------------------	--------------------
Cash and cash equivalents at end of period	$1,737,939	$3,181,422
	===========	===========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$473,849	$1,201,867
	===========	===========

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $289,043 at June 30, 2004, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at June 30, 2004.

5 - Subsequent Events

On July 1, 2004, First Preference Mortgage Corp., a wholly owned subsidiary, executed a Real Estate Lien Note in the amount of $825,000 with a financial institution related by common ownership. This note bears interest at 6 ½% for the first three months and at prime rate plus 1 ½% thereafter. The note is payable in monthly installments of $10,000 until all amounts are paid or June 15, 2011. This note is secured by approximately 78.562 acres of land located in McLennan County, Texas.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $(605,120) for the six months ended June 30, 2004 compared to net income of $1,120,383 for the same period in 2003.  Loan administration revenues were $2,721,051 for the first six months of 2004 compared to $6,931,276 for the same period of  2003.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2004, FPMC funded approximately $180.5 million in new residential mortgage loans compared to approximately $409.5 million during the same period in 2003. This decrease in new residential mortgage loans is primarily due to the higher mortgage loan interest rates that existed during the first six months of 2004 compared to the same period in of 2003. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $2.7 million for the six months ended June 30, 2004 compared to the same period in 2003. This decrease is due to an approximately 43% reduction in the net margins realized on the sale of these mortgage loans during the six months ended June 30, 2004 compared with the same period in 2003. In addition, the amount on loans sold during the period decreased by $232.1 million from the same period in 2003.

Interest income for the six months ended June 30, 2004 amounted to $629,486 compared to $1,448,497 for the same period in 2003.  During 2004, the interest income earned by the Company on investments increased by approximately $7,400 or 24%. This increase is primarily the result of improved cash and investment management. During the six months ended June 30, 2004, the interest income earned on mortgages held-for-sale decreased by approximately $826,000 from the same period in 2003 primarily due to the approximate $229.0 million decrease in loan originations from 2004 to 2003 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 2004 amounted to $680,046 compared to $676,689 for the same period in 2003. This increase is primarily due to increased fees earned under fronting and reinsurance agreements

Salaries and related expenses decreased to $2,497,895 for the six months ended June 30, 2004, compared to $3,683,645 for the same period in 2003. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the six months ended June 30, 2004 compared to the same period in 2003 as previously discussed.

For the six months ended June 30, 2004, interest expense amounted to $483,342 compared to $1,118,928 for the same period in 2003.  The significant decrease in interest expense for the six months ended June 30, 2004 is primarily the result of decreased utilization of the warehouse line of credit and loan participation agreements due to the previously discussed decrease in loan origination volume. During this period, the weighted average interest rate on the Company's financing of its mortgage lending activities decreased to approximately 4.38% compared to approximately 4.62% for the same period in 2003.

Operating expenses for the six months ended June 30, 2004 were $1,654,466 compared to $3,063,506 for the same period in 2003. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the six months ended June 30, 2004 compared to the same period in 2003 as previously discussed.

During the six months ended June 30, 2004, the Company recorded a provision for loan losses of $83,638 compared to $571,230 for the same period in 2003. At June 30, 2004, the reserve for loan losses amounted to $63,273 compared to $678,470 at June 30, 2003. The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower. The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage. Based on this review, the Company believes that its reserve for loan losses is adequate for potential loan losses.

The Company made no provision for losses under servicing agreements in either the six months ended June 30, 2004 or 2003. The reserve for losses under servicing agreements amounted to $234,595 at June 30, 2004 and 2003. Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The reserve for losses under insurance policies is based on estimates for reported claims and on estimates, based on experience, for unreported claims and potential loss exposure as calculated by an independent actuary. The reserve for losses under insurance policies has been established to cover the estimated net cost of insured losses. It is the Company's belief that its reserve in the amount of $756,462 is adequate to absorb potential losses associated with reinsurance.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2004, unrealized holding losses amounted to ($11,639) compared to unrealized holding gains of $14,337 for the same period in 2003.

Financial Condition

At June 30, 2004, the Company's total assets were $29,711,482 compared to $45,713,331 at June 30, 2003.  The decrease in the total assets is primarily due to the decrease in residential mortgage loan production during the six months ended June 30, 2004 as previously discussed. As reflected in the financial statements, the stockholders' equity of the Company was $5,600,797 at June 30, 2004 and the stockholders' equity was $5,986,344 at June 30, 2003.

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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $2,608,447 at June 30, 2004.  Included therein was cash and cash equivalents of Apex Lloyds Insurance Company of $1,569,445 and First Apex Re of $443,240.  The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2003, FPMC has a mortgage warehouse line of credit with a financial institution totaling $35,000,000 which expired on June 30, 2004. This maturity date of this agreement has been extended to August 31, 2004. This agreement includes certain financial covenants including requirements to maintain adjusted-tangible-net worth above $3,500,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. The obligations under this agreement are guaranteed  under an Unlimited Continuing Guaranty Agreement executed by David W. Mann. Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

FPMC has a loan participation agreement in the amount of $10,000,000 with its line of credit lender. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At June 30, 2004, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $22,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At June 30, 2004, no participations were outstanding under this agreement.

Item 3. Controls and Procedures

As of June 30, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held on May 20, 2004, pursuant to an information statement dated April 29, 2004, furnished by the Board of Directors to the Shareholders of Record.

At the meeting, the following were elected to the Board of Directors: David W. Mann, Walter J. Rusek, James Lee Motheral, Dr. Raymond A. Parker and Joseph Edward Walker.

In other matters, the shareholders approved the selection of Pattillo, Brown & Hill, Certified Public Accountants, as auditors for the fiscal year ended December 31, 2004 and ratified and approved all actions taken by the Company's directors and management during the preceding year. No other matters were voted upon.

Item 5. Other Information

This report on Form 10-Q is accompanied by a statement of the Chief Executive Officer and the Chief Financial Officer of the registrant making certain certifications as to the contents hereof, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

Date August 13, 2004	/s/ David W. Mann David W. Mann President Duly Authorized Officer and Principal Financial Officer

Date August 13, 2004	/s/ Robert L. Harris Robert L. Harris Vice President and Principal Accounting Officer

(Remainder of page purposely left blank.)