Form 10QSB
period 2004-09-30
FIRST FINANCIAL CORP /TX/
filed 2004-11-15
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-QSB

       X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of the Issuer's Common stock outstanding on October 31, 2004 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 2004

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements
Consolidated Balance Sheet as of	1
September 30, 2004

Consolidated Statements of Income	2
for the Nine-Months ended
September 30, 2004 and 2003

Consolidated Statements of Cash
Flow for the Six-Months
ended September 30, 2004 and 2003	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial Condition	5-8

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form
8-K	8

First Financial Corporation
Consolidated Balance Sheet
September 30, 2004
(Unaudited)

Assets
------
Cash and cash equivalents	$1,586,847
Restricted cash	922,738
Accounts receivable, net of allowance for doubtful
accounts of $80,259	990,239
Marketable investment securities	833,761
Restricted marketable investment securities	586,470
Real estate held for investment,at cost	553,836
Mortgage loans	21,290,613
Property and equipment	1,491,748
Other assets	1,242,111
--------------------
Total Assets	$29,498,363
============
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	$20,868,541
Notes payable	856,024
Accounts payable	741,227
Estimated reserve for indemnifications and early payment default losses	55,485
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	541,551
Other liabilities	780,535
--------------------
Total Liabilities	24,077,958
--------------------

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	4,888,605
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	47,407
--------------------
5,455,714
Less:Treasury stock - at cost	(35,309)
--------------------
Total Stockholders' Equity	5,420,405
--------------------
Total Liabilities and Stockholders' Equity	$29,498,363
============

See accompanying notes to consolidated financial statements.

	First Financial Corporation
	Consolidated Statements of Income
Three months and Nine months ended September 30, 2004 and 2003
	(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	--------------------------------		--------------------------------
	2004	2003	2004	2003
	----------	----------	----------	----------
Revenues:
Loan administration	$1,314,995	$3,172,964	$4,036,046	$10,104,240
Interest income	281,030	610,856	910,516	2,059,353
Other income	366,241	477,455	1,046,287	1,154,134
Total Revenues	1,962,266	4,261,275	5,992,849	13,317,727

Expenses:
Salaries and related expenses	1,150,872	1,723,279	3,648,767	5,406,924
Interest expense	219,384	563,459	702,726	1,752,387
Other operating expenses	759,505	1,963,694	2,413,971	5,027,200
Total Expenses	2,129,761	4,250,432	6,765,464	12,186,511

Income (loss) before income taxes,	(167,495)	10,843	(772,615)	1,131,216

Federal income taxes	23,886	-	23,886	-
Net income (loss)	(191,381)	10,843	(796,501)	1,131,216

Other comprehensive income:
Unrealized holding gains (losses)	10,989	(14,601)	(650)	(264)
Comprehensive income (loss)	$(180,392)	$(3,758)	$(797,151)	$1,130,952
	===========	===========	===========	===========
Income Per Common Share	($1.04)	($0.02)	($4.59)	$6.52
	===========	===========	===========	===========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	----------------------------
	2004	2003
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($796,501)	$1,131,215
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	79,900	236,769
Provision for loan losses	98,774	1,062,354
Loan and insurance losses paid	(1,537,208)	(440,223)
Realized (gains) losses on marketable investment securities	4,225	(12,318)
Net (increase) decrease in accounts receivable	1,758,156	241,316
Net (increase) decrease in other assets	(78,407)	785,449
Net increase (decrease) in accounts payable	166,502	(289,362)
Net increase (decrease) in other liabilities	(50,960)	(199,756)
(Increase) decrease in restricted cash used
in operating activities - net	(154,759)	26,237
Mortgage loans funded	(261,575,469)	(606,676,176)
Mortgage loans sold	264,162,344	638,385,932
Increase in mortgage loans participations sold	-	849,923
Other	(22,271)	(51,494)
	----------------	----------------
Net cash provided (used) for operating activities	2,054,326	35,049,866
	----------------	----------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	83,457	41,332
Purchases of marketable investment securities	(725,407)	(81,581)
Unrealized holding (gain) loss	-	(264)
Purchase of property and equipment	(649,443)	(208,435)
Principal collections on mortgage loans	18,284	32,064
(Increase) decrease in deferred gain on sale of property & equipment	131,337	131,339
	----------------	----------------
Net cash provided (used) for investing activities	(1,141,772)	(85,545)
	----------------	----------------
Cash flows from financing activities:
Net change in short term borrowings	(2,520,470)	(32,872,767)
Proceeds from notes payable	825,000	-
Payments on notes payable	(18,976)	-
	----------------	----------------
Net cash used for financing activities	(1,714,446)	(32,872,767)
	----------------	----------------
Net increase (decrease) in cash and cash equivalents	(801,892)	2,091,554
Cash and cash equivalents at beginning of year	2,388,739	1,386,523
	----------------	----------------
Cash and cash equivalents at end of period	$1,586,847	$3,478,077
	========	========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$711,622	$1,201,867
	========	========

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $284,898 at September 30, 2004, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans. The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at September 30, 2004.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $(796,501) for the nine months ended September 30, 2004 compared to net income of $1,131,216 for the same period in 2003.  Loan administration revenues were $4,036,046 for the first nine months of 2004 compared to $10,104,240 for the same period of  2003.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 2004, FPMC funded approximately $261.6 million in new residential mortgage loans compared to approximately $606.0 million during the same period in 2003. This decrease in new residential mortgage loans is primarily due to the higher mortgage loan interest rates that existed during the first nine months of 2004 compared to the same period in of 2003. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $3.9 million for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease is due to an approximately 35% reduction in the net margins realized on the sale of these mortgage loans during the nine months ended September 30, 2004 compared with the same period in 2003. In addition, the amount on loans sold during the period decreased by $376.1 million from the same period in 2003.

Interest income for the nine months ended September 30, 2004 amounted to $910,516 compared to $2,059,353 for the same period in 2003.  This decrease is primarily due to the approximately $344.4 million decrease in loan originations from 2004 to 2003 as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the nine months ended September 30, 2004 amounted to $1,046,287 compared to $1,154,134 for the same period in 2003. Other income consists primarily of consulting fees and fees earned under fronting and reinsurance agreements

Salaries and related expenses decreased to $3,648,767 for the nine months ended September 30, 2004, compared to $5,406,924 for the same period in 2003. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the nine months ended September 30, 2004 compared to the same period in 2003 as previously discussed.

For the nine months ended September 30, 2004, interest expense amounted to $702,726 compared to $1,752,387 for the same period in 2003.  The significant decrease in interest expense for the nine months ended September 30, 2004 is primarily the result of decreased utilization of the warehouse line of credit and loan participation agreements due to the previously discussed decrease in loan origination volume. During this period, the weighted average interest rate on the Company's financing of its mortgage lending activities decreased to approximately 4.36% compared to approximately 4.61% for the same period in 2003.

Operating expenses for the nine months ended September 30, 2004 were $2,413,971 compared to $5,027,200 for the same period in 2003. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the nine months ended September 30, 2004 compared to the same period in 2003 as previously discussed.

During the nine months ended September 30, 2004, the Company recorded a provision for loan losses of $98,774 compared to $1,062,354 for the same period in 2003. At September 30, 2004, the reserve for loan losses amounted to $55,485 compared to $724,320 at September 30, 2003. The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower. The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage. Based on this review, the Company believes that its reserve for loan losses is adequate for potential loan losses.

The Company made no provision for losses under servicing agreements in either the nine months ended September 30, 2004 or 2003. The reserve for losses under servicing agreements amounted to $234,595 at September 30, 2004 and 2003. Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

The reserve for losses under insurance policies is based on estimates for reported claims and on estimates, based on experience, for unreported claims and potential loss exposure as calculated by an independent actuary. The reserve for losses under insurance policies has been established to cover the estimated net cost of insured losses. It is the Company's belief that its reserve in the amount of $541,551 is adequate to absorb potential losses associated with reinsurance.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2004, unrealized holding losses amounted to ($650) compared to unrealized holding losses of ($264) for the same period in 2003.

Financial Condition

At September 30, 2004, the Company's total assets were $29,498,363 compared to $17,821,079 at September 30, 2003.  At September 30, 2003, the Company had $10,064,351 in mortgages held for sale, net of $14,364,611 in mortgage loan participations sold. At September 30, 2004, mortgages held for sale amounted to $21,230,698 and no participations sold were outstanding. As reflected in the financial statements, the stockholders' equity of the Company was $5,420,405 at September 30, 2004 and the stockholders' equity was $5,982,576 at September 30, 2003.

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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $2,509,585 at September 30, 2004.  Included therein was cash and cash equivalents of Apex Lloyds Insurance Company of $1,262,383 and First Apex Re of $487,239.  The cash flow of Apex Lloyds Insurance Company and First Apex Re are only available to the Company as allowed by state insurance regulations.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2003, FPMC had a mortgage warehouse line of credit with a financial institution totaling $35,000,000 which expired on June 30, 2004. The maturity date of this agreement was extended to August 31, 2004. On August 24, 2004, the maturity date was extended to September 30, 2004 and it was subsequently extended to October 31, 2004. On October 18, 2004, the line of credit was amended to a maximum principal amount of $25,000,000 with a scheduled maturity date of November 30, 2004. This agreement includes certain financial covenants including requirements to maintain adjusted-tangible-net worth above $3,500,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann. Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

FPMC has a loan participation agreement in the amount of $10,000,000 with its line of credit lender. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At September 30, 2004, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $22,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At September 30, 2004, no participations were outstanding under this agreement.

Item 3. Controls and Procedures

As of September 30, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

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

No Form 8-K was filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
____________________________________________________________________________

Date November 12, 2004	/s/ David W. Mann David W. Mann President Duly Authorized Officer and Principal Financial Officer

Date November 12, 2004	/s/ Robert L. Harris Robert L. Harris Vice President and Principal Accounting Officer

(Remainder of page purposely left blank.)