Form 10KSB
period 2004-12-31
FIRST FINANCIAL CORP /TX/
filed 2005-04-15
CIK 36315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock (no par value per share)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes X       No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  X

Issuer's revenues for the fiscal year ended December 31, 2004, were $7,688,340.

There is no established trading market for the Issuer's class of voting stock, therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer's Common Stock outstanding on March 31, 2005, was 173,528.

1

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company originates and services residential mortgage loans through its subsidiary, First Preference Mortgage Corp. ("FPMC").  FPMC originates and services residential mortgage loans and is an approved seller/servicer for the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration.  FPMC currently operates retail branch offices in Waco and Victoria, Texas and has operations centers in Houston and Hurst, Texas.  Each retail branch office is staffed with loan originators who actively solicit residential mortgage loans in their respective markets.  FPMC also originates loans received from approximately 600 FPMC-approved independent mortgage loan brokers located throughout Texas.  Substantially all of the loans originated by FPMC are sold to governmental or private investors.  During 2002, 2003, and 2004, FPMC originated approximately $673 million, $706 million and $347 million, respectively, in new residential mortgage loans.

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

Apex Lloyds Insurance Company ("Apex Lloyds"), which, prior to March 31, 2005, was a wholly-owned subsidiary of the Company, underwrites hazard and credit risks on residential home loans financed by the Company or by others.  Hazard insurance on residential homes not financed by the Company or any related company is also written by Apex Lloyds through fronting and reinsurance agreements with unrelated third parties.  Under the fronting agreements, Apex Lloyds issues the insurance policies and reinsures substantially all of the risks on the insurance to another insurance entity for a fee.  The reinsurance agreements provides that the insurer assumes all or part of the risk undertaken by Apex Lloyds for a fee.  Prior to December 29, 2004, through First Apex Re, Inc. ("FAR"), the Company provided reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and affiliated entities.

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions.  Compared to its competitors, FPMC is a small company.  The loan products offered by FPMC are similar to loan products offered by its competitors.

(continued)

Item 1.  Description of Business (Continued)

GENERAL (Continued)

First Advisory Services, Inc., a wholly owned subsidiary of the Company, provides accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.

The Company and its consolidated subsidiaries employed 74 employees as of December 31, 2004, of whom 58 are full-time employees.  Fifty of these employees work for FPMC, of whom 42 are full-time employees.

The Company does not spend any significant amounts on research and development or compliance with environmental laws.

SALE OF FIRST APEX RE AND APEX LLOYDS INSURANCE COMPANY

On December 29, 2004, (i) Apex Lloyds Insurance Company ("Apex Lloyds") sold its 48% ownership interest in First Apex, Re., Inc., a Vermont corporation ("FAR"), to Security Bancshares, Inc., ("SBI"), a Delaware corporation and (ii) First Preference Mortgage Corp., a Texas corporation and a wholly-owned subsidiary of the Company ("FPMC"), sold its 52% ownership interest in FAR to SBI.

As consideration for the shares of FAR common stock sold to SBI, Apex Lloyds received (i) cash in the amount of $2,374 and (ii) marketable securities with a market value on the date of sale of $532,283, and FPMC received cash in the amount of $579,211.  This purchase price was the fair market value of FAR as determined by an independent appraiser.  Prior to approving the sale to SBI, the Board of Directors of  the Company received an opinion from an independent business valuation advisor regarding the fairness of the transaction to the Company's shareholders.

Through an agreement with a third party, FAR provides reinsurance coverage for mortgage guaranty insurance placed on certain loans originated by FPMC.  The Company expects that this relationship will continue in the future whenever it is commercially reasonable for the Company.

On March 31, 2005, the Company sold its 100% ownership interest in (i) Apex Lloyds, a Texas Lloyds Plan insurance company, and (ii) Texas Apex, Inc., a Texas corporation ("Texas Apex"), to ("SBI").

Apex Lloyds underwrites hazard insurance on residential mortgage loans financed by the Company, and subsidiaries, and by unrelated third parties.  Apex Lloyds also writes hazard insurance on residential homes not financed by the Company or its affiliates through fronting and reinsurance agreements with unrelated third parties.  The Company expects that the sale of the Apex Lloyds ownership to SBI will have no effect on the currently existing contractual relationships between the Company and Apex Lloyds.  It also expects that it will continue to conduct business with Apex Lloyds in the future whenever it is commercially reasonable for it to do so.

(continued)

Item 1.  Description of Business (Continued)

SALE OF FIRST APEX RE AND APEX LLOYDS INSURANCE COMPANY (Continued)

Texas Apex holds a certificate of authority from the Texas Commissioner of Insurance to act as attorney-in-fact for Apex Lloyds to transact insurance business in Texas and conducts no other business.

As consideration for the shares of Texas Apex and Apex Lloyds common stock sold to SBI, the Company received (i) cash in the amount of $1,640,963 and (ii) marketable securities with a market value on the date of sale of $498,686.  This purchase price was the fair market value of Texas Apex and Apex Lloyds as determined by an independent appraiser.  Prior to approving the sale to SBI, the Board of Directors of the Company received an opinion from an independent business valuation advisor regarding the fairness of the transaction to the Company's shareholders.

David W. Mann, Chief Executive Officer, Chief Financial Officer and a director of FFC, is a director and executive officer of SBI.  In addition, through entities that he controls, Mr. Mann beneficially owns approximately 72.67% of the outstanding common stock of SBI.

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

In February 2002, FPMC leased approximately 550 square feet of office space located at 5620 Old Bullard Road, Tyler, Texas for a term of 12 months.  In February 2003, FPMC leased an additional 279 square feet of space and extended the lease on the 550 square feet of office space until February 2006.  This location was a retail branch office.  This office was closed in February 2004 and FPMC bought out the remaining term of the lease.

FPMC leases approximately 1,693 square feet of office space located at 5700 Northwest Central Drive, Houston, Texas as an area operations center.  This lease expired in April 2003 and FPMC renewed the lease for a term of 36 months.

In March 2000, FPMC assumed a lease of approximately 1,811 square feet of office space located at 6224 Colleyville Boulevard, Colleyville, Texas as a retail branch.  This lease expired November 30, 2001, and FPMC renewed the lease for a term of 36 months. This lease expired in November 2004 and the office was closed.

(continued)

Item 2.  Description of Properties (Continued)

In April 2003, FPMC leased approximately 750 square feet of office space located at 5003 John Stockbauer Drive, Victoria, Texas for a term of 12 months.  In February 2004, this lease was extended for an additional 12 months to expire March 31, 2005. In March, the lease was extended for an additional 12 months.  This location is a retail branch office.

In May 2001, FPMC leased approximately 1,000 square feet of office space at 203 Crossroads Shopping Center, Waco, Texas for a lease term of three years.  In May 2004, this lease was extended for an additional 24 months to expire April 30, 2006. This office serves as a satellite retail office.

In May 2002, FPMC leased approximately 264 square feet of office space located at 1723 E. Cherry Street, Rockport, Texas on a month-to-month basis.  This office served as a satellite retail office.  This office was closed in September 2003.

In September 2002, FPMC leased approximately 1,470 square feet of office space located at 4923 Franklin Avenue, Waco, Texas for a lease term of 36 months.  This office was closed in June 2004 and FPMC bought out the remaining term of the lease. This office was a retail branch office.

In November 2004, FPMC leased approximately 2,000 square feet of office space located at 111 West Arkansas Lane, Arlington, Texas for a term of 24 months.  This location was a retail branch office. In February 2005, FPMC sold this branch and the purchaser assumed the remaining term of the lease.

In October 2004, FPMC leased an executive office located at 17304 Preston Road, Suite 800, Dallas, Texas for a period of 6 months to expire April 2005.  In November 2004, FPMC leased an additional executive office on a month to month basis. This location was a retail branch office. In February 2005, FPMC sold this branch and the purchaser assumed the remaining term of the lease.

On April 30, 1993, Apex Lloyds, a subsidiary of the Company, purchased an office building containing approximately 14,475 square feet of office space located at 825 Washington Avenue, Waco, Texas.  The building is presently being used to store records and was purchased with the intent that it will be used as the home office of Apex Lloyds in the future.  On March 31, 2005, Shelter Resources, Inc., a wholly-owned subsidiary of the Company purchased the building from Apex Lloyds.

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

PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's no par value common stock.  On March 31, 2005, the Company had approximately 463 holders of record of its common stock.

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

In 2004, total U.S. residential mortgage loan production declined significantly from 2003's record setting market to an estimated $2.9 trillion.  This decline was largely attributable to a decline in mortgage refinance activity caused by interest rates rising from the historical low levels reached in 2003.  Driven by this mortgage market, the Company originated approximately $346.6 million in new residential mortgage loans in 2004, compared to approximately $706.1 in 2003.  The Company earns revenue from loan origination fees, interest on the mortgage loan until it is sold to investors and revenue on the sale of its mortgage loans to investors.

For 2005, forecasters predict a continued reduction in the total mortgage loan production due to an expected continuation in the decline in mortgage refinance activity.  In response to this anticipated decline, the Company has increased its efforts to recruit experienced sales personnel, implemented a new client management system and is evaluating staffing levels.

INSURANCE OPERATIONS

During 2004, the Company's insurance operations generated approximately $781,000 in revenue compared to approximately $1.6 million in 2003.  Net income from insurance operations decreased to approximately $60,000 from approximately $684,000 in 2003.  As previously discussed, on December 29, 2004, the Company sold First Apex Re and on March 31, 2005, sold Apex Lloyds Insurance Company (see Item 1 under the heading "Sale of First Apex Re and Apex Lloyds Insurance Company").  As a result, the Company will have minimal revenue from insurance operations in 2005 and in future years.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

RESULTS OF OPERATIONS

The Company had a net loss of $(3,064,481) for 2004, compared to net income of $1,343,672 for 2003.  In general, substantially all of the Company's revenue is derived from the Company's subsidiaries involved in residential mortgage loan operations and insurance operations.

Loan administration and production revenue for 2004 was $3,275,504 compared to $5,530,288 for 2003.  During 2004, FPMC originated approximately $80.5 million in new residential mortgage loans by its retail branches and approximately $266.1 million was originated through it's network of approved independent mortgage brokers compared to $106.8 and $599.3, respectively in 2003.

Interest income for 2004 amounted to $1,230,348 compared to $2,367,188 in 2003.  During 2004, the interest income earned by the Company on investments increased by approximately $35,000 or 46%.  This increase is primarily the result of improved cash and investment management.  Interest income earned on mortgages held-for-sale decreased by approximately $1,172,000 during 2004.  This decrease is primarily due to the $359.5 million decrease in loan originations from 2004 to 2003, as discussed above.  FPMC earns interest from the date the mortgage is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 2004, amounted to $962,589 compared to $2,012,836 for the same period in 2003.  During 2004, the weighted average interest rate on the Company's financing of its mortgage lending activities was 4.63% compared to 4.69% for 2003.  The difference between interest income and interest expense in 2004 was approximately $267,759 compared to approximately $354,352 in 2003.  The decrease in the spread between interest income and interest expense was primarily due to residential mortgage rates increasing at a slower rate than the interest paid on the borrowed funds (see Liquidity and Capital Resources).

As previously discussed, effective October 31, 2004, the Company sold the outstanding stock of First Apex Re ("FAR") which resulted in the Company realizing a loss of $(7,990) on the sale.  The Company's consolidated statements of income include the revenue and expense of FAR for the period January 1, 2004 to October 31, 2004.

For the ten months ended October 31, 2004, First Apex Re ("FAR") had net mortgage insurance premium revenues of $116,418 compared to $283,886 for the year 2003.  The revenues of FAR are generated as a result of loans made by FPMC and the premiums generated by these policies renew annually until the loan is paid off or the loan to value is less than 80%.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

RESULTS OF OPERATIONS (Continued)

Fees earned under fronting arrangements amounted to $148,659 in 2004 compared to $319,049 in 2003.  During 2004, premiums earned and losses paid under reinsurance agreements amounted to $761,572 and $186,992, respectively compared to $724,798 and $369,381, respectively in 2003.  The Company  entered into a new Property Quota Share Reinsurance Contract, with the existing managing general agent, effective January 1, 2003.  Under this contract, the Company earns liability insurance premiums in addition to assumed reinsurance premiums and fronting fees.

Effective December 30, 2003, the Company entered into a Commutation and Mutual Release Agreement under which the Company assumed all of a reinsurer's past, present and future obligations and liabilities under certain reinsurance agreements in exchange for cash amounting to $1,913,970.  The Company accounted for the cash as negative ceded loss and recorded a loss reserve based on data provided by an independent actuary to reduce the gross proceeds.  Based on the difference in gross proceeds received and the actuarial loss exposure associated with past, present, and future obligations related to this agreement, net of associated commissions, the Company realized a net gain of approximately $590,000 under this agreement in 2003.  At December 31, 2004, the Company has an approximate $455,000 reinsurance loss reserve compared to approximately $1.4 million at December 31, 2003.  Based on the independent actuarial study, it is the Company's belief that its reserve for losses under insurance policies is adequate to absorb potential losses associated with reinsurance.

Consulting fees for the year ended December 31, 2004, amounted to $315,215 compared to $399,625 for the same period in 2003.  Effective in March 2003, the Company evaluated its billings for consulting fees and decreased the fees to reflect the current cost of providing these services.

During the years ended December 31, 2004 and 2003, the Company did not originate any manufactured home loans.  The Company only originates new manufactured home loans to finance the resale of its inventory of repossessed mobile homes that were originally financed through the Company.

For the year ended December 31, 2004, the Company realized gain on sales of loans of $2,007,812 compared to $6,041,152 in 2003.  During 2004, the volume of new residential mortgage loans sold by FPMC to governmental and private investors amounted to approximately $336.7 million compared to $734.1 in 2003 and the net margin realized on the sale of these mortgage loans decreased by approximately 32% due to the competitive conditions that prevailed during the year.  During 2004, the Company also realized gains of approximately $24,000 on the sale of certain of its marketable investment securities compared to realized gains of approximately $14,000 in 2003.

Salaries and related expenses for 2004 were $4,733,490 compared to $6,610,807 in 2003.  This decrease is primarily due to the overall decrease in the volume on new residential mortgages originated in 2004 compared to 2003 as previously discussed.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

RESULTS OF OPERATIONS (Continued)

During 2004, the Company recorded a provision for loan losses of $2,071,465 compared to $1,082,572 for 2003.  At December 31, 2004, the reserve for loan losses amounted to $1,969,296 compared to $634,254 at December 31, 2003.  The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower.  During 2004 and 2003, the Company experienced an increase in the delinquency and default rate on the mortgage loans it originated and sold to investors.  The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage.  Based on this review, the Company believes that its reserve for loan losses is adequate for potential loan losses.

Operating expenses for 2004 were $3,283,364 compared to $5,110,004 in 2003.  As discussed above, this decrease is primarily due to the decrease in loan origination volume for 2004 compared to 2003.

The Company made no provision for losses under servicing agreements in either 2004 or 2003 and the reserve for losses under servicing agreements amounted to $234,595 at December 31, 2004 and December 31, 2003.  Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of insurance proceeds, if any, sustained on default of the borrower.  The Company has analyzed it servicing portfolio characteristics, including the servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans.  Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

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

On a consolidated basis, cash and cash equivalents (including restricted cash) were $2,154,960 at December 31, 2004.  Included therein were cash and cash equivalents for Apex Lloyds of $1,141,914.  The cash flow of Apex Lloyds is only available to the Company as allowed by state insurance regulations.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

FPMC has a mortgage warehouse line of credit with an unrelated financial institution that expires on March 31, 2005.  The maximum principal amount under the line of credit was $25,000,000 at December 31, 2004, and $35,000,000 at December 31, 2003.  Under this agreement, the financial institution advances up to ninety-nine percent (99%) of the amount paid by the investor, but not to exceed the unpaid principal of the loan.  When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid.  Advances bear interest based on the 30 day LIBOR (London Interbank Offered Rate) plus 1.90% to 2.65% depending on the advance rate.  As of December 31, 2004 and 2003, the principal amount outstanding on the line of credit was $22,733,529 and $23,389,011, respectively.  This agreement includes certain financial covenants including requirements to maintain adjusted tangible net worth above $3,500,000.  Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1.  On December 31, 2004, FPMC was in violation of certain covenants related to this agreement. The financial institution has waived the violation of the covenants as of December 31, 2004. In March 2005, the agreement was amended to extend the maturity date to June 30, 2005, and reduce the adjusted tangible net worth requirement to $2,500,000.  In addition, the Company contributed $1,500,000 in equity to FPMC. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann.  Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

On June 9, 2003, FPMC entered into a loan participation agreement in the amount of $10,000,000 with its line of credit lender.  Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When the subject mortgage is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  At December 31, 2004, the participations outstanding under this agreement amounted to $1,850,227. The were no participations outstanding at December 31, 2003.

In addition, FPMC has a loan participation agreement with Citizens State Bank of Woodville, Texas, of which David W. Mann is president, chief executive officer and a principal shareholder, under which Citizens State Bank has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  At December 31, 2004, no participations were outstanding under this agreement.

(continued)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations Overview (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On July 1, 2004, FPMC executed a Real Estate Lien Note with Citizens State Bank in the amount of $825,000.  During the first three months the interest rate on the note was 6 1/2%. Thereafter, during each succeeding three-month period, the rate is equal to the prime rate on the first day of each succeeding three month period, plus one and one-half percent. The note is payable in monthly installments of $10,000 and is due on June 15, 2011. The note is secured by approximately 78.471 acres of unimproved real estate owned by FPMC located in Robinson, Texas. The note is also guaranteed by the Company. In connection with execution of this note, FPMC paid Citizens State Bank $5,770 in loan fees. During 2004, FPMC paid $35,901 in principal and $25,921 in interest to Citizens State Bank. On December 29, 2004, Bluebonnet Investments Ltd., a Texas limited partnership which is controlled, in part, by Mr. Mann, purchased this Real Estate Lien Note from Citizens State Bank.

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

The Company had no material commitments for capital expenditures at December 31, 2004.  As reflected in the attached financial statements, the stockholder's equity of the Company was $3,143,441 at December 31, 2004, and the stockholders' equity was $6,217,556 at December 31, 2003.

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

Item 7.  Financial Statements

The consolidated financial statements of the Company and its subsidiaries and the independent auditor's report appear on pages 15 through 19 herein.

 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

April 11, 2005

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■  (254) 772-4901■ FAX: (254) 772-4920 ■  www.pbhcpa.com
AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■  HILLSBORO, TX (254) 582-2583
TEMPLE, TX (254) 791-3460 ■ ALBUQUERQUE, NM (505) 266-5904 ■  RIO RANCHO, NM (505) 898-3516

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

ASSETS

Cash and cash equivalents	$1,675,465
Restricted cash	479,495
Accounts receivable	625,958
Receivables from related parties	94,939
Marketable investment securities	1,346,470
Real estate held-for-investment, at cost	553,836
Mortgage loans held-for-investment	53,521
Mortgage loans held-for-sale	23,146,726
Property and equipment	1,602,192
Deferred tax asset	298,087
Other assets	803,074

Total Assets	$30,679,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for indemnifications and early payment default losses	$1,969,296
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	455,226
Accounts payable	536,950
Accrued expenses and other liabilities	656,773
Payables to related parties	15,175
Note on line of credit	22,733,529
Note payable	839,099
Interest payable	95,679
Total Liabilities	27,536,322

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 183,750 shares, of which 10,222
shares are held in treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	2,620,625
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	38,423
3,178,750
Less: Treasury stock - at cost	35,309
Total Stockholders' Equity	3,143,441

Total Liabilities and Stockholders' Equity	$30,679,763

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

REVENUE
Loan administration and production	$ 3,275,504	$ 5,530,288
Interest income	1,230,348	2,367,188
Insurance premiums and commissions	781,051	1,586,966
Consulting fees	315,215	399,625
Realized gain on sale of mortgage loans	2,007,812	6,041,152
Other	78,410	233,758
Total Revenue	7,688,340	16,158,977

COST AND EXPENSES
Salaries and related expenses	4,733,490	6,610,807
Interest expense	962,589	2,012,836
Provision for losses under servicing agreements and other	2,071,465	1,082,572
Operating expenses:
Professional fees	462,242	717,667
Depreciation and amortization	122,630	356,390
General and administrative	2,698,492	4,035,947
Total Cost and Expenses	11,050,908	14,816,219

INCOME BEFORE INCOME TAXES, MINORITY INTEREST
AND EQUITY IN LOSS OF AFFILIATES	(3,362,568)	1,342,758

INCOME TAXES
Current	(298,087)	(914)
Total Income Taxes	(298,087)	(914)

INCOME BEFORE MINORITY INTEREST AND EQUITY
IN LOSS OF AFFILIATES	(3,064,481)	1,343,672

NET INCOME (LOSS)	(3,064,481)	1,343,672

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities, net of tax	(9,634)	22,260

COMPREHENSIVE INCOME (LOSS)	$(3,074,115)	$ 1,365,932

INCOME (LOSS) PER COMMON SHARE	$(17.66)	$ 7.74

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized	Treasury
	Stock	Capital	Earnings	Gain (Loss)	Stock	Total

BALANCE, DECEMBER 31, 2002	$ 1,000	$ 518,702	$ 4,341,434	$ 25,797	$(35,309)	$ 4,851,624

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	-	-	1,343,672	-	-	1,343,672

Other comprehensive income (loss):
Unrealized gain (loss) on marketable
securities, net of tax	-	-	-	22,260	-	22,260

Total Comprehensive Income (Loss)						1,365,932

BALANCE, DECEMBER 31, 2003	1,000	518,702	5,685,106	48,057	(35,309)	6,217,556

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	-	-	(3,064,481)	-	-	(3,064,481)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable
securities, net of tax	-	-	-	(9,634)	-	(9,634)

Total Comprehensive Income (Loss)						(3,074,115)

BALANCE, DECEMBER 31, 2004	$ 1,000	$ 518,702	$ 2,620,625	$ 38,423	$(35,309)	$ 3,143,441

The accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(3,064,481)	$ 1,343,672
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation and amortization	122,630	356,390
Realized gain on sale of mortgage loans	(2,007,812)	(6,041,152)
Gain on sale of property and equipment	-	(689)
Provision for losses	(678,724)	2,404,113
(Increase) decrease in restricted cash	288,484	(62,305)
(Increase) decrease in accounts receivable	2,027,498	(1,476,682)
Increase (decrease) in accounts payable and other accrueds	25,616	(951,033)
Mortgage loans funded	(346,913,596)	(709,609,656)
Mortgage loans sold	346,999,459	734,054,507
Change in mortgage loan participations sold	1,850,227	-
Increase (decrease) in other assets	66,621	478,963

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,284,078)	20,496,128

CASH FLOWS FROM INVESTING ACTIVITIES
(Gain) loss on sale of marketable investment securities, available-for-sale	-	-
Proceeds from sale of marketable investment securities, available-for-sale	-	597,919
Purchases of marketable investment securities, availiable-for-sale	(620,493)	(655,543)
Principal received on mortgage loans	23,041	41,961
Principal received on real estate	(4,500)	(105,336)
Purchases of property and equipment	(801,454)	(845,331)
Disposition of property and equipment	-	230,582
Unrealized holding gain (loss)	(9,634)	15,918

NET CASH USED BY INVESTING ACTIVITIES	(1,413,040)	(719,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(655,482)	(18,774,082)
Proceeds from note payable	2,639,326	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,983,844	(18,774,082)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(713,274)	1,002,216

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,388,739	1,386,523

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,675,465	$ 2,388,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 958,511	$ 2,182,503

Federal income taxes paid	$ -	$ -

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2004

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

            Basis for Financial Presentation

                  The Company's financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ significantly from those estimates.  Operating results for the year ended December 31, 2004, are not necessarily indicative of the results for any future period.

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

                  Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses.  The provisions for unpaid losses and loss expenses at December 31, 2004 and 2003, have been established to cover the estimated net cost of insured losses.  The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

(continued)

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Insurance Related Activities (Continued)

                  Reinsurance - The Company cedes 100% of the insurance written on residential homes to a reinsurer under a fronting and reinsurance agreement.  This reinsurance arrangement provided greater diversification of business and minimized the Company's losses arising from large risks or from hazards of an unusual nature.  Although the ceding of insurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability, and it is the practice of insurers for accounting purposes to treat insured risks, to the extent of the reinsurance ceded, as though they were risks for which the original insurer is not liable.  During 2004, substantially all of the Company's insurance was written under this fronting and reinsurance agreement.

                  Subsequent to December 31, 2004, the Company sold the capital stock of the insurance company to Security Bancshares, Inc. a related party by common ownership.  The purchase price of $2,139,649 was based on the fair market value of the capital stock of the insurance company as of December 31, 2004, as determined by a Valuation of Capital Stock prepared by ATI Capital Group, Inc., dated February 20, 2005.

            Principles of Consolidation

                  The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly owned and majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in the consolidation.  For the year ended December 31, 2004, all subsidiaries are wholly-owned; therefore, no minority interest is reported.

            Cash Equivalents

                  For the purposes of the 2004 and 2003 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 3.        LOAN ADMINISTRATION

            The Company was servicing loans owned by institutional investors aggregating approximately $180,000 at December 31, 2004.  The Company was also servicing loans owned by the Company's wholly owned subsidiary, First Preference Mortgage Corporation, aggregating approximately $53,000 at December 31, 2004.  Related trust funds of approximately $5,278 at December 31, 2004, on deposit in special bank accounts are not included in the consolidated financial statements.

            First Preference Mortgage Company also holds trust funds of approximately $43,134 at December 31, 2004.  These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements.  These trust funds include monies that are related to the administration of loans.

 4.        MARKETABLE INVESTMENT SECURITIES

            Marketable investment securities at December 31, 2004, consist of:

Gross
	Amortized	Unrealized	Fair
December 31, 2004	Cost	Gain/(Loss)	Value

Available-for-sale:
Equity securities	$ 1,095,643	$ 26,844	$ 1,122,487
Bonds and notes, restricted	223,983	-	223,983

Total Investment Securities	$ 1,319,626	$ 26,844	$ 1,346,470

            The gross unrealized gain for 2004 relating to investment securities available-for-sale is $26,844.

 5.        RESERVE FOR POSSIBLE LOAN INDEMNIFICATION AND EARLY PAYMENT DEFAULT LOSSES

            Changes in the reserve for possible loan indemnification and early payment default losses are as follows:

	2004	2003

Balance, beginning of period	$ 634,254	$ 102,189
Provision charged to income	2,071,465	1,082,572
Loans charged-off	(744,882)	(555,468)
Recoveries	8,459	4,961

Balance, end of period	$ 1,969,296	$ 634,254

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

Reserve, December 31, 2003		$ 1,355,188

Negative ceded loss from commutation agreement	387,963
Reserve adjustment based on actuarial study	(1,287,925)
2004 Provision		(899,962)

Reserve, December 31, 2004		$ 455,226

The $1,287,925 net gain is included in insurance premiums and commissions on the accompanying statement of income.

 7.        PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2004:

		Estimated
		Useful Lives

Buildings and improvements	$ 357,918	10 to 40 years
Equipment, furniture and fixtures	3,237,449	3 to 10 years
	3,595,367
Less accumulated depreciation	(1,993,175)

	$ 1,602,192

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

(continued)

8.         ESTIMATED RESERVE FOR LOSSES UNDER SERVICING AGREEMENTS (Continued)

December 31
	2004	2003

Balance, beginning	$ 234,595	$ 236,926
Recoveries - net	-	(2,331)

Balance, ending	$ 234,595	$ 234,595

            The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 2.

 9.        LEASES

            The Company maintains various equipment under long-term operating leases.  Future minimum rental payments required under these leases are approximately:

2005	$ 55,591
2006	11,420
2007	3,672
2008	754
Total	$ 71,437

            The rental expense for equipment leases was $67,371 and $73,808 for December 31, 2004 and 2003, respectively.

            The Company also leases office space for its locations under various operating leases.  The future minimum rental payments required are approximately:

2005	$ 142,004
2006	7,935
2007	-
Total	$ 149,939

            The rental expense for office space was $312,021 and $314,492 for 2004 and 2003, respectively.

10.      FINANCING AGREEMENTS

            In December 2000, FPMC entered into a mortgage warehouse line of credit not to exceed $25,000,000.  This warehouse line of credit replaced a master loan participation agreement that FPMC had with another financial institution.  Under the new agreement, the financial institution advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan.  When the subject mortgage loan is sold in the secondary market, the financial institution advance is repaid.  Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.75% to 2.25% depending on the sublimit category.  Borrowings under the agreement are collateralized by mortgage loans held-for-sale.  At December 31, 2004, approximately $22,733,529 in advances were outstanding under this agreement.  On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000 and on April 10, 2001, it was amended to a maximum amount of $50,000,000.  On August 29, 2001, the line of credit was reduced to a maximum of $45,000,000.  This line of credit was amended on October 31, 2002, with a scheduled maturity date of April 30, 2003.

On April 30, 2003, the mortgage warehouse line of credit was amended, extending the maturity date to August 29, 2003.  On August 29, 2003, the maturity date was once again extended.  On December 11, 2003, the Company amended the mortgage warehouse line of credit to a $35,000,000 maximum principal amount and extended the maturity date to June 30, 2004.  The line of credit was temporarily extended by letter agreements dated June 9, 2004, September 28, 2004, October 18, 2004, November 30, 2004, and December 15, 2004.  On December 29, 2004, FPMC executed the Eighth Amendment to the Mortgage Warehouse Loan, reducing the maximum principal amount to $25 million and extending the maturity date to March 31, 2005.

            The line of credit agreement includes certain financial covenants.  As of December 31, 2004 and 2003, the Company is in compliance with these covenants.

            During the year 2002, the Company entered into a loan participation agreement with a financial institution related through common ownership amounting to $17,500,000.  Under this agreement, this financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by the Company.  When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  No loan participations were sold under this agreement during 2004.

During 2003, FPMC entered into a loan participation agreement with an unrelated financial institution amounting to $10 million.  Under this agreement, the financial institution owns a participation interest in new loans originated by the Company that meet certain underwriting criteria.  When a participated loan is sold in the secondary market, the financial institution is paid its participation amount plus a specified yield on its investment.  As of December 31, 2004, $1,850,227 in participations were outstanding under this agreement.

In 2004, FPMC borrowed $825,000 from Citizens State Bank, a related party through common ownership.  Prior to December 31, 2004, Citizens Bank sold the loan to Bluebonnet Investments, Ltd., another related party through common ownership.  The balance of the loan on December 31, 2004, was $789,099.

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

(continued)

11.      RELATED PARTY TRANSACTIONS (Continued)

Prior to July 31, 2002, (i) First Financial Corporation owned directly, approximately 53% of Key Group, Ltd., a Texas limited partnership, and approximately 47% of Key Group, Ltd. was owned directly by Bluebonnet Investments, Ltd., a Texas limited partnership ("Bluebonnet"); (ii) Key Group, Ltd. owned all of the capital stock of First Preference Holdings, Inc. ("FPHI"), a Texas corporation; (iii) FPHI owned all of the capital stock of Security Washington Avenue Corporation ("Security"), a Delaware corporation; and (iv) Security owned all of the capital stock of First Preference Mortgage Corporation ("FPMC").

On or shortly after July 31, 2002, several transactions took place which resulted in the elimination of Key Group, FPHI and Security.  FPMC became a wholly owned subsidiary of the Company.  Additionally, the Company contributed 52% ownership of First Apex Re, Inc. to FPMC as contributed capital.

On December 29, 2004, FPMC and Apex Lloyds sold their respective interest in First Apex Re, Inc. ("FAR") to Security Bancshares, Inc. a Texas bank holding company related by common ownership.  The purchase price of $1,113,868 was based on the fair market value of the capital stock of FAR as of October 31, 2004, as determined by a Valuation of Capital Stock prepared by ATI Capital Group, Inc., dated November 23, 2004.  Bernstein, Conklin & Balcomb, business valuation advisors, reviewed the Stock Purchase Agreement and indicated the valuation of the capital stock of FAR was fair from a financial point of view.

The Company also provides accounting, personnel, general and administrative, and information technology services to entities that are related through common ownership.  The Company billed approximately $315,000 and $400,000 to these entities in 2004 and 2003, respectively.

12.       INCOME TAXES

            The provision for income taxes consists of the following components at December 31, 2004 and 2003:

	2004	2003

Income tax expense computed
at corporate Federal rate	$(1,143,273)	$ 456,538

Change in reserve for deferred tax asset	829,252	-

Nondeductible income and expenses	15,934	10,282
Utilization of reserve deferred tax asset	-	(467,734)

	$(298,087)	$(914)

(continued)

12.       INCOME TAXES (Continued)

            The deferred tax benefit in the accompanying balance sheet at December 31, 2004, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$ 2,312,627

Deferred tax benefit attributable to reserve
for losses under servicing agreements,
marketing and insurance	904,100

Deferred tax benefit applicable to unrealized
gain on investment securities	13,064

Deferred tax asset valuation allowance

Net deferred tax asset	$ 298,087

            The valuation allowance increased due primarily to change in the amount deferred relating to reserve for losses under servicing and insurance, difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 2003, and the amount of net operating loss carryforward realized for book purposes in 2004.

            A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization.  The net deferred tax asset relates to benefits available at a subsidiary level where an unconsolidated return is filed.

            At December 31, 2004, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $6.8 million which expire in 2006 and 2018 through 2020.

13.       COMMITMENTS AND CONTINGENCIES

Servicing

                  Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $408,000 and $440,000 at December 31, 2004 and 2003, respectively, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current.  Further, several of the agreements require the Company to establish and maintain cash reserve accounts.  Deposits are periodically made to the accounts equal to a specified percent of the outstanding loans.  The accounts may be used to cover deficiencies from foreclosure and liquidation of delinquent pooled mortgage loans.  Such cash reserve accounts totaled $4,495 and are included in restricted cash at December 31, 2004.

(continued)

13.       COMMITMENTS AND CONTINGENCIES (Continued)

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

                  At December 31, 2004, estimated losses for indemnifications and early payment defaults on loans sold of $1,969,296 are reported in the accompanying balance sheet.

HUD Requirements

FPMC is required to maintain a certain specified level of minimum net worth and liquidity to maintain its approved status with HUD.  As December 31, 2004, the minimum net worth requirement was $660,970 and the minimum liquidity requirement was $100,000.

Loss Reserves for Ceded Reinsurance

The Company entered into a Commutation and Mutual Release Agreement effective December 30, 2003, under which the Company assumed all of the reinsurer's past, present, and future obligations and liabilities under certain reinsurance agreements.  A reserve of approximately $455,000 million is included in the balance sheet as of December 31, 2004.

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

            Information concerning the Company's operations in different segments follows:

	Mortgage	Insurance	Corporate
	Banking	Sales	and Other	Consolidated

For the Year Ended 12/31/04

Revenue	$ 6,513,664	$ 781,051	$ 393,625	$ 7,688,340
Operating profit (loss)	(3,197,535)	112,644	(277,677)	(3,362,568)
Identifiable assets	28,345,616	2,808,981	(474,834)	30,679,763
Depreciation	105,218	7,987	9,425	122,630
Capital expenditures	736,685	6,943	-	743,628

For the Year Ended 12/31/03

Revenue	$ 13,938,628	$ 1,586,966	$ 633,383	$ 16,158,977
Operating profit (loss)	190,249	1,159,599	(7,090)	1,342,758
Identifiable assets	28,770,989	4,206,071	178,427	33,155,487
Depreciation	339,999	12,542	3,849	356,390
Capital expenditures	843,480	-	1,851	845,331

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

            Mortgage Loans Held-for-Sale

                   Mortgage loans held-for-sale are recorded net of participations sold to investors.  The fair value of mortgage loans held-for-sale is based upon the estimated price the investor is willing to pay.  The value of these loans are:

	Carrying	Market
	Value	Value

Mortgage Loans Held-for-Sale (gross)	$ 24,996,953	$ 25,638,408

(continued)

 15.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            Mortgage Loans Held-for-Investment

                   Mortgage loans held-for-investment are net of any discounts.  The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans.  The value of these loans are:

	Carrying	Market
	Value	Value

Mortgage Loans Held-for-Investment	$ 53,521	$ 53,521

16.       CONCENTRATIONS OF CREDIT RISK

            The Company maintains cash balances at several depository institutions.  Cash accounts at these institutions are insured by the FDIC for up to $100,000 for each account.  Amounts in excess of insured limits were approximately $3.2 million at December 31, 2004.  Of that balance, approximately $182,000 relates to funds on deposit in the settlement account with a depository institution.  The primary function of this account is to receive payment on loans sold which were financed by the depository institution.  When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

17.       RETIREMENT PLANS

            The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of 21 and have completed one year of service.  The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer.  During 2003, the Company made matching contributions equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%.  During 2004, the Company ceased making matching contributions for FPMC employees.  For the year ended December 31, 2004, the Company incurred a total contribution expense of $27,836.

PART II
(Continued)

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

As of December 31, 2004, the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to date the Company carried out its evaluation.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name and Principal Occupation for the Last Five Years	Age	Director Since	Positions With Company

David W. Mann President, First Financial Corporation since October 29, 1985; Chairman of the Board, First Financial Corporation since May 15, 2001, Director since 1980; President, First Preference Mortgage Corp. since October 1991; Chairman of the Board, First Preference Mortgage Corp. since May 15, 2001; President, Chief Executive Officer and Vice Chairman of the Board, Citizens State Bank, Woodville, Texas since January 28, 1997; Mr. Mann is also an officer and director of certain insurance agencies and companies and holds positions with several other family-owned entities.	48	4-27-79	President, Chief Financial Officer, Chairman of the Board and Director
James Lee Motheral Since January 1, 1996, Mr. Motheral has been employed in the field of print management as President of Motheral Printing Company.	47	2-6-01	Director
Dr. Raymond A. Parker Dr. Parker is a retired minister.	75	11-15-01	Director
Walter J. Rusek Chairman of the Board, Citizens State Bank, Woodville since March 27, 2001; Vice Chairman of the Board, Citizens State Bank, Woodville from February 1, 1993 to March 27, 2001; President and Chief Executive Officer, Citizens State Bank, Woodville from July 1, 1994 to December 31, 1996; Trust Officer, Citizens State Bank, Woodville from August 1996 until December 31, 1998.	72	2-26-70	Director
Joseph Edward Walker Since January 1, 1996, Mr. Walker has been employed by Video Productions and Impact Productions.	73	2-06-01	Director

(continued)

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act (Continued)

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Senior Financial Officers, which is being filed with the SEC as Exhibit 14.1 to this annual report.

No shares of the Company's common stock were sold or transferred during fiscal year 2004.  Therefore, the Company's officers and directors were in full compliance with Section 16(a) if the Securities Exchange Act of 1934 during 2004.

Item 10.  Executive Compensation

The following table sets forth information regarding executive compensation paid to or for the Company's chief executive officer and each of the most highly compensated executive officers whose cash compensation exceeded $100,000 during any of the last three fiscal years.

Annual Compensation
Name and Principal Position	Year	Salary($)		Bonus($)		All Other Compensation(1) ($)
David W. Mann President	2002 2003 2004	$ $ $	216,250 255,000 243,750	$ $ $	11,265 201,000 -0-	$ $ $	2,766 3,660 6,325

Annie Laurie Miller(2) Executive Vice President	2002 2003 2004	$ $ $	134,667 73,349 -0-	$ $ $	25,500 -0- -0-	$ $ $	4,040 -0- -0-

(1)         All amounts reported in this column consist of contributions made by the Company to the 401(k) retirement plans of the identified executive officers.

(2)         Ms. Miller resigned her positions with the Company in July 2003.  During 2002 and 2003, she served as executive vice president and during  2002, she also served as chief financial officer.

Each non-employee director of the Company (all directors other than David W. Mann) was paid a fee of $1,000 for each regular meeting of the Board of Directors that such director attended.  The Company does not have any standard arrangements or other arrangements pursuant to which any director of the Company was compensated during the last completed fiscal year for any service as a director, including committee participation and special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information, to the extent known to the Company, regarding the number and percentage of shares of common stock beneficially owned by each person who beneficially owns more than 5% of the Company's common stock, by each director and each nominee for election as a director, by each executive officer, and by all directors and executive officers as a group, as of March 31, 2005.  Except as otherwise indicated, the parties named below have sole voting and investment power with respect to the shares beneficially owned by them.

(continued)

Item 11.  Security Ownership of Certain Beneficial Owners and Management (Continued)

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Outstanding Shares
First Financial Holdings, Ltd.(1) 800 Washington Ave. Waco, Texas 76701	102,477	59.06%
Harold E. Allison, III(2) 102 West Bluff Street Woodville, Texas 75979	102,477	59.06%
David W. Mann 800 Washington Ave. Waco, Texas 76701	102,898(3)	59.30%
James Lee Motheral 4416 Overton Crest Ft. Worth, Texas 76109	-0-	-0-
Dr. Raymond A. Parker Hwy., 256N-509 CR 2080 Woodville, Texas 75979	-0-	-0-
Walter J. Rusek 2121 Lake James Waco, Texas 76710	-0-	-0-
Joseph Edward Walker 12566 Chapel Road Lorena, Texas 75566	-0-	-0-
All directors and executive officers as a group	102,898	59.30%

(1)            First Financial Holdings, Ltd. ("Holdings") is a Texas limited partnership the general partners of which are David W. Mann and FFC Holdings, Inc., a Texas corporation ("FFCH"). Mr. Mann is president and a director of FFCH; the other directors are Dr. Raymond Parker, Walter J. Rusek and Joseph E. Walker, all of whom are directors of the Company.  The sole shareholder of FFCH is the David W. Mann 1990 Trust (the "1990 Trust").  Mr. Mann is the sole current beneficiary of the 1990 Trust.

(2)            Mr. Allison is the sole trustee of the 1990 Trust.  He is an executive officer of Citizens State Bank, Woodville, of which David W. Mann is president, chief executive officer and a director.  All of the shares shown as beneficially owned by Mr. Allison consist of the 102,477 held directly by Holdings (see footnote 1 above).

(3)            Consists of the 102,477 shares owned directly by Holdings (see footnote 1 above) and 421 shares owned directly by a limited partnership the general partners of which are David W. Mann and a corporation wholly owned and controlled by him.

(continued)

Item 11.  Security Ownership of Certain Beneficial Owners and Management (Continued)

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, controller, and beneficial owners of more than 10% of the Company's common stock to file certain beneficial ownership reports with the Securities and Exchange Commission.  The Company is not aware of the failure by any of such persons to file timely any such report during 2004 or with respect to transactions occurring during 2004.

Item 12.  Certain Relationships and Related Transactions

KEY GROUP TRANSACTIONS

The discussion in Item 1 under the heading "Key Group Transactions" is incorporated into this Item 12 by reference.

DEBT SWAP WITH BLUEBONNET

The disclosure in Item 1 under the heading "Debt Swap With Bluebonnet" is incorporated into this Item 12 by reference.

GUARANTEE OF FPMC LINE OF CREDIT

The obligations of FPMC under its mortgage warehouse line of credit with an unrelated commercial bank have been guaranteed by David W. Mann under an unlimited continuing guaranty agreement that was entered into when the mortgage warehouse line of credit was established in December 2000.  As compensation for this guarantee Mr. Mann receives an annual fee equal to 0.25% of the lender's total commitment under the line of credit, which has varied between $25 million and $50 million and, since December 2003, the commitment has varied between $35 million and $25 million.. Guarantee fees paid to Mr. Mann during 2003 aggregated $231,050. For the period January 2004 to September 2004 the guarantee fee were paid in monthly installments and aggregated $65,685. Mr. Mann waived and forgave the obligation to pay the guarantee fees for the period October 2004 to December 2004.

FPMC LOAN PARTICIPATION AGREEMENT

In August 2002, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas, of which David W. Mann is a director, the chief executive officer and a principal shareholder and of which Walter J. Rusek is chairman of the board of directors.  Under this agreement, Citizens State Bank has the option to purchase an undivided 99% interest in residential mortgage loans originated by FPMC and made available by FPMC for purchase by Citizens State Bank.  When a participated mortgage loan is sold in the secondary market, Citizens State Bank recoups its investment plus a specified yield equal to the interest rate on the participated loan less 0.9375% for the period during which the loan was held.  During 2003 and 2004, Citizens State Bank paid to FPMC an aggregate of $166,182,058 and $0, respectively, for the purchase of such participations and received back an aggregate of $179,696,746 and $0 plus an aggregate yield of $655,305 and $0, respectively, upon the sale of participated loans.  At December 31, 2004 and 2003, there were no participations outstanding under this agreement.

(continued)

Item 12.  Certain Relationships and Related Transactions (Continued)

MANAGERIAL AND ACCOUNTING SERVICES PROVIDED BY FIRST ADVISOR SERVICES, INC.

During 2003 and 2004, Bluebonnet and other entities directly or indirectly owned or controlled by David W. Mann and other members of the Mann family paid First Advisory Services, Inc., a subsidiary of the Company, an aggregate amount $415,346 and $309,145, respectively, in fees for accounting and managerial services provided by First Advisory Services, Inc. to such entities.

EXPENSE SHARING AGREEMENT WITH UW INSURANCE GROUP, INC.

During 2003 and 2004, the Company and certain subsidiaries of the Company had expense sharing arrangements with UW Service Corporation, Inc. ("UWSC"), which is wholly owned by Bluebonnet, pursuant to which UWSC provided certain personnel, facilities, equipment and supplies to the Company and its subsidiaries and allocated to the Company and its subsidiaries the costs incurred by UWSC for such personnel, facilities, equipment and supplies.  During 2003 and 2004, the Company and its subsidiaries paid a total of $168,351 and $444,272, respectively, to UWSC pursuant to these expense sharing arrangements.  It is the intention of the parties to these expense sharing arrangements that no party realize a profit nor incur a loss as a result of the cost sharing covered by these arrangements.

LEASE OF 800 WASHINGTON AVE. PROPERTY

800 Washington Ave., Waco, Texas, is the principal office of the Company and its subsidiaries (including FPMC) and is owned by JRPM Investments, Ltd., a Texas limited partnership ("JPRM") controlled by Mr. Mann and owned by Mr. Mann and trusts for his children.  JPRM leases the building to FPMC, and FPMC subleases a portion of the building to Bluebonnet, UWSC, Citizens State Bank, and other entities directly or indirectly owned or controlled by David W. Mann.  During 2003 and 2004, those sublessees paid $49,200 and $43,800, respectively, in rent to FPMC.  During 2003 and 2004, FPMC paid $112,584 per year in rent to JRPM.

REAL ESTATE NOTE WITH CITIZENS STATE BANK

On July 1, 2004, FPMC executed a Real Estate Lien Note with Citizens State Bank in the amount of $825,000.  During the first three months the interest rate on the note was 6 1/2%.  Thereafter, during each succeeding three-month period, the rate is equal to the prime rate on the first day of each succeeding three month period, plus one and one-half percent.  The note is payable in monthly installments of $10,000 and is due on June 15, 2011. The note is secured by approximately 78.471 acres of unimproved real estate owned by FPMC located in Robinson, Texas. The note is also guaranteed by the Company. In connection with execution of this note, FPMC paid Citizens State Bank $5,770 in loan fees. During 2004, FPMC paid $35,901 in principal and $25,921 in interest to Citizens State Bank. On December 29, 2004, Bluebonnet Investments Ltd., a Texas limited partnership which is controlled, in part, by Mr. Mann, purchased this Real Estate Lien Note from Citizens State Bank.

SALE OF FIRST APEX RE AND APEX LLOYDS INSURANCE COMPANY

The disclosure in Item 1 under the heading "Sale of First Apex Re and Apex Lloyds Insurance Company" is incorporated into this Item 12 by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a)     Exhibits.  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)     Reports on Form 8-K.

No Form 8-K was filed during the quarter ended December 31, 2004.

Item 14.  Principal Accountant Fees and Services

The following table discloses the audit fees that Pattillo, Brown & Hill, L.L.P. billed the Company for audit services rendered for each of the last two fiscal years, as well as the fees for other professional services billed by Pattillo, Brown & Hill, L.L.P. in each of the last two fiscal years:

	2004	2003
Audit Fees...........................	$ 87,781	$97,516
Audit Related Fees..............	--	--
Tax Fees (1)........................	19,240	34,695
All Other Fees.....................	--	--

(1)           Consists of, in 2004 and 2003, the preparation of federal and state tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann By: David W. Mann President and Principal Financial Officer	/s/ Robert L. Harris By: Robert L. Harris Vice President and Principal Accounting Officer

Date: April 14, 2005	Date: April 14, 2005

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann David W. Mann, Director and Chairman of the Board and President	Date: April 14, 2005
/s/ Walter J. Rusek Walter J. Rusek, Director	Date: April 14, 2005
/s/ Jim Motherall Jim Motherall, Director	Date: April 14, 2005
/s/ Joe Walker Joe Walker, Director	Date: April 14, 2005
/s/ Dr. Raymond Parker Dr. Raymond Parker, Director	Date: April 14, 2005

       EXHIBIT INDEX

3.1	Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
3.2	Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.1	Limited Partnership Agreement between the Company and Key Group, Ltd dated September 30, 1991 (incorporated by reference to the Company's Form 8-K dated September 30, 1991).
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

10.5

Fourth Amendment to Mortgage Warehouse Loan and Security Agreement dated October 31, 2002, between First Preference Mortgage Corporation and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

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

10.8

Fifth Amendment to Mortgage Warehouse Loan and Security Agreement dated April 30, 2003, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).

10.9

Sixth Amendment to Mortgage Warehouse Loan and Security Agreement dated August 29, 2003, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).

10.10

Seventh Amendment to Mortgage Warehouse Loan and Security Agreement dated December 29, 2003, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).

(continued)

EXHIBIT INDEX

(Continued)

10.11	Eight Amendment to Mortgage Warehouse Loan and Security Agreement dated December 31, 2004, between First Preference Mortgage Corp. and Colonial Bank.
10.12

Stock Purchase Agreement by and between Security Bancshares and Apex Lloyds Insurance Company and First Preference Mortgage Corp. dated December 29, 2004 and effective as of October 31, 2004 (incorporated by reference to the Company's current report on Form 8-k dated April 6, 2005).

10.13

Stock Purchase Agreement by and between Security Bancshares and First Financial Corporation dated March 31, 2005 (incorporated by reference to the Company's current report on Form 8-k dated April 6, 2005).

14.1	Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).
21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
32.1

Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.  This certification is "furnished" and not "filed" for purposes of liability in Section 18 of the Securities Exchange Act of 1934.

