Form 10QSB
period 2005-03-31
FIRST FINANCIAL CORP /TX/
filed 2005-05-16
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of the Issuer's Common stock outstanding on April 30, 2005 was 173,528.

Transitional Small Business Disclosure Format (check one)                    Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
MARCH 31, 2005

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
March 31, 2005

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2005 and 2004

Consolidated Statements of Cash
Flow for the Three-Months
ended March 31, 2005 and 2004	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial	5-7
Condition

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form
8-K	8

First Financial Corporation
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

Assets
------
Cash and cash equivalents	$1,992,955
Restricted cash	-
Accounts receivable, net of allowance for doubtful
accounts of $86,980	742,625
Marketable investment securities	507,010
Restricted marketable investment securities	-
Real estate held for investment,at cost	553,836
Mortgage loans	23,939,416
Property and equipment	1,590,985
Other assets	1,277,552
--------------------
Total Assets	$30,604,379
===========
Liabilities and Stockholders' Equity
--------------------------------------
Notes on line of credit	$23,347,607
Note payable	1,172,395
Accounts payable	769,511
Estimated reserve for indemnifications and early payment default losses	1,777,523
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	-
Other liabilities	666,053
--------------------
Total Liabilities	27,967,684
--------------------

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	2,128,206
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	24,096
--------------------
2,672,004
Less:Treasury stock - at cost	(35,309)
--------------------
Total Stockholders' Equity	2,636,695
--------------------
Total Liabilities and Stockholders' Equity	$ 30,604,379
===========

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
	----------	----------
Revenues:
Loan administration	$ 1,084,524	$ 1,366,338
Interest income	346,958	273,073
Other income	331,738	404,434
Total Revenues	1,763,220	2,043,845

Expenses:
Salaries and related expenses	1,139,323	1,277,530
Interest expense	312,478	211,218
Other operating expenses	803,838	849,277
Total Expenses	2,255,639	2,338,025

Income (loss) before income taxes,	(492,419)	(294,180)

Federal income taxes	-	-
Net income (loss)	(492,419)	(294,180)

Other comprehensive income:
Unrealized holding gains (losses)	(14,327)	13,951
Comprehensive income (loss)	$ (506,746)	$ (280,229)
	===========	===========
Income Per Common Share	($2.92)	($1.61)
	===========	===========

See accompanying notes to consolidated financial statements.

2

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	----------------------------
	2005	2004
	-----------	-----------
Cash flows from operating activities:
Net income (loss)	($492,419)	($294,180)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	105,443	24,078
Provision for loan losses	15,576	65,972
Loan and insurance losses paid	(353,879)	(922,793)
Realized (gains) losses on marketable investment securities	(153)	4,463
Net (increase) decrease in accounts receivable	(21,728)	1,867,109
Net (increase) decrease in other assets	(176,391)	(121,115)
Net increase (decrease) in accounts payable	121,707	(5,944)
Net increase (decrease) in reserve for losses under
insurance policies	(309,696)	-
Net increase (decrease) in other liabilities	(34,500)	254,951
(Increase) decrease in restricted cash used
in operating activities - net	479,495	(44,041)
Mortgage loans funded	(84,427,291)	(85,008,806)
Mortgage loans sold	79,381,883	89,972,052
Increase in mortgage loans participations sold	4,334,666	-
Other	(12,357)	(139,443)
	--------------------	--------------------
Net cash provided (used) for operating activities	(1,389,644)	5,652,302
	--------------------	--------------------
Cash flows from investing activities:
Proceeds from sale of marketable investment securities	1,724,520	33,696
Purchases of marketable investment securities	(904,648)	(566,391)
Unrealized holding (gain) loss	(14,327)	13,951
Purchase of property and equipment	(94,238)	(298,910)
Principal collections on mortgage loans	4,674	7,453
(Increase) decrease in deferred gain on sale of property & equipment	43,780	43,780
	--------------------	--------------------
Net cash provided (used) for investing activities	759,761	(766,422)
	--------------------	--------------------
Cash flows from financing activities:
Net change in short term borrowings	947,374	(4,861,611)
	--------------------	--------------------
Net cash used for financing activities	947,374	(4,861,611)
	--------------------	--------------------
Net increase (decrease) in cash and cash equivalents	317,491	24,270
Cash and cash equivalents at beginning of year	1,675,465	2,388,739
	--------------------	--------------------
Cash and cash equivalents at end of period	1,992,955	$2,413,009
	===========	===========
Supplemental Disclosure of Cash Flow Information
Interest Paid	$271,002	$222,031
	===========	===========

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

3 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company has approximately $6.8 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any. A valuation allowance has been provided for all tax benefits.

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $277,000 at March 31, 2005, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $(492,419) for the quarter ended March 31, 2005 compared to net loss of $(294,180) for the same period in 2004.  Loan administration revenues were $1,084,524 for the first quarter for 2005 compared to $1,366,338 for the first quarter of 2004.  The decrease in loan administration revenues is the result of decreased retail loan origination fees from the Company's residential mortgage loan operations. During the quarter ended March 31, 2005, FPMC funded approximately $14.1 million in retail residential mortgage loans and approximately $70.3 million in wholesale loans compared to approximately $20.2 million and $64.8 million, respectively during the same period in 2004. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $140,000 for the three months ended March 31, 2005 compared to the same period in 2004. This decrease is due to an approximately 14% reduction in the net margins realized on the sale of these mortgage loans during the quarter ended March 31, 2005 compared with the same period in 2004. In addition, the amount on loans sold during the period decreased by $10.8 million from the same period in 2004.

Interest income for the quarter ended March 31, 2005 amounted to $346,958 compared to $273,073 for the same period in 2004. During this period, the interest income earned on mortgages held-for-sale increased by approximately $75,000 from the same period in 2004 primarily due to increasing mortgage loan interest rates during these periods. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the quarter ended March 31, 2005 amounted to $331,738     compared to $404,434 for the same period in 2004. As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, the Company sold First Apex Re ("FAR") effective December 29, 2004. The Company's consolidated statements of income include the revenue and expense of FAR for the period January 1, 2004 to March 31, 2004. During the quarter ended March 31, 2004, FAR had total insurance revenues of approximately $75,000. In addition, the net fees earned under fronting and reinsurance agreements decreased due to a reduction in the number of policies written and changes in commissions paid under these agreements.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, the Company sold Apex Lloyds Insurance Company ("Apex Lloyds") on March 31, 2005. The Company realized a gain on the sale of $73,234.

Salaries and related expenses increased to $1,139,323 for the three months ended March 31, 2005, compared to $1,277,530 for the three months ended March 31, 2004. This decrease is primarily due to the decrease in the volume of new retail residential mortgage loans originated during the quarter ended March 31, 2005 compared to the same period in 2004 as previously discussed.

For the quarter ended March 31, 2005, interest expense amounted to $312,478 compared to $211,218 for the same period in 2004.  The significant increase in interest expense for the quarter ended March 31, 2005 is primarily the result of the increase in the weighted average interest rate on the Company's financing of its mortgage lending activities. During this period, the weighted average interest rate increased to approximately 4.86% compared to approximately 4.39% for the same period in 2004.

Operating expenses for the quarter ended March 31, 2005 were $803,838 compared to $849,277 for the same period in 2004. This decrease is primarily due to the overall decrease in the volume of new residential mortgage loans originated during the quarter ended March 31, 2005 compared to the same period in 2004 as previously discussed.

During the quarter ended March 31, 2005, the Company recorded a provision for loan losses of $15,576 compared to $65,972 for the same period in 2004. At March 31, 2005, the reserve for indemnifications and early payment default losses amounted to $1,777,523 compared to $260,004 at March 31, 2004. The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower. The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage. Based on this review, the Company believes that its reserve for indemnifications and early payment default losses is adequate for potential loan losses.

The Company made no provision for losses under servicing agreements in either the quarter ended March 31, 2005 or 2004. The reserve for losses under servicing agreements amounted to $234,595 at March 31, 2005 and 2004. Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the quarter ended March 31, 2005, unrealized holding losses amounted to $(14,327) compared to unrealized holding gains of $13,951 for the quarter ended March 31, 2004.

Financial Condition

At March 31, 2005, the Company's total assets were $30,604,379 compared to $27,449,614 at March 31, 2004.  Included in the total assets at March 31, 2004, are the total assets of Apex Lloyds and FAR amounting to $3,827,761. The increase in the total assets is primarily due to the reduction in the amount of residential mortgage loans sold to investors during the quarter ended March 31, 2005 as previously discussed. As reflected in the financial statements, the stockholders' equity of the Company was $2,636,695 at March 31, 2005 and the stockholders' equity was $5,937,328 at March 31, 2004.

Liquidity and Capital Resources

The Company's primary sources of liquidity are proceeds from the sale of mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under the Company's warehouse credit facilities. The Company's use of cash include the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and general and administrative expenses and capital expenditures. On consolidated basis, cash and cash equivalents were $1,992,955 at March 31, 2005

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, FPMC has a mortgage warehouse line of credit with a financial institution totaling $25,000,000 which expires on June 30, 2005. This agreement includes certain financial covenants including requirements to maintain adjusted-tangible-net worth above $2,500,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann. Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

FPMC has a loan participation agreement in the amount of $10,000,000 with its line of credit lender. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At March 31, 2005, $6,184,893 in participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $22,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At March 31, 2005, no participations were outstanding under this agreement.

7

Item 3. Controls and Procedures

As of March 31, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K with a report date of March 31, 2005 was filed on April 6, 2005, pertaining to the sale of Apex Lloyds Insurance Company and First Apex Re, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date                May 12, 2005                              /s/  David W. Mann
                                                                        David W. Mann
                                                                        President
                                                                        Duly Authorized Officer and
                                                                        Principal Financial Officer

Date                 May 12, 2005                            /s/ Robert L. Harris
                                                                        Robert L. Harris
                                                                        Vice President and
                                                                        Principal Accounting Officer

(Remainder of page purposely left blank.)