Form 10QSB
period 2005-06-30
FIRST FINANCIAL CORP /TX/
filed 2005-08-15
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2005

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

Number of shares of the Issuer's Common stock outstanding on July 31, 2005 was 173,528.

Transitional Small Business Disclosure Format (check one)            Yes ____         No_X__

FORM 10-QSB

FIRST FINANCIAL CORPORATION
JUNE 30, 2005

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
June 30, 2005

Consolidated Statements of Income	2
for the Six-Months ended
June 30, 2005 and 2004

Consolidated Statements of Cash	3
Flow for the Six-Months
ended June 30, 2005 and 2004

Notes to Consolidated Financial	4-5
Statements

Item 2. Management's Discussion and Analysis	5-8
of Results of Operations and Financial
Condition

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form
8-K	9

First Financial Corporation
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets

Cash and cash equivalents	$1,681,549
Restricted cash	-
Accounts receivable, net of allowance for doubtful
accounts of $90,617	730,533
Marketable investment securities	285,762
Restricted marketable investment securities	-
Real estate held for investment,at cost	553,836
Mortgage loans	16,315,260
Property and equipment	1,515,003
Other assets	1,058,461

Total Assets	$22,140,404

Liabilities and Stockholders' Equity

Notes on line of credit	$15,903,938
Note payable	955,697
Accounts payable	669,404
Estimated reserve for indemnifications and early payment default losses	2,410,356
Estimated reserve for losses under servicing agreements	234,595
Estimated reserve for losses under insurance policies	-
Other liabilities	553,022

Total Liabilities	20,727,012

Stockholders' equity:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	910,971
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	18,028

1,448,701
Less:Treasury stock - at cost	(35,309)

Total Stockholders' Equity	1,413,392

Total Liabilities and Stockholders' Equity	$22,140,404

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended June 30, 2005 and 2004
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Loan administration	$1,228,980	$1,354,713	$2,313,504	$2,721,051
Interest income	304,079	356,413	651,037	629,486
Other income	216,866	275,612	548,604	680,046
Total Revenues	1,749,925	1,986,738	3,513,145	4,030,583

Expenses:
Salaries and related expenses	1,190,021	1,220,365	2,329,344	2,497,895
Interest expense	279,689	272,124	592,167	483,342
Other operating expenses	1,497,447	805,189	2,301,288	1,654,466
Total Expenses	2,967,157	2,297,678	5,222,799	4,635,703

Income (loss) before income taxes,	(1,217,232)	(310,940)	(1,709,654)	(605,120)

Federal income taxes	-	-	-	-
Net income (loss)	(1,217,232)	(310,940)	(1,709,654)	(605,120)

Other comprehensive income:
Unrealized holding gains (losses)	(6,068)	(25,590)	(20,395)	(11,639)
Comprehensive income (loss)	$(1,223,300)	$(336,530)	$(1,730,049)	$(616,759)
Income Per Common Share	($7.05)	($1.94)	($9.97)	($3.55)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	($1,709,654)	($605,120)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	195,431	53,241
Provision for loan losses	655,008	83,638
Loan and insurance losses paid	(360,479)	(1,299,372)
Realized (gains) losses on marketable investment securities	(7,272)	4,463
Net (increase) decrease in accounts receivable	(9,636)	1,811,120
Net (increase) decrease in other assets	42,700	(72,758)
Net increase (decrease) in accounts payable	21,600	514,858
Net increase (decrease) in reserve for losses under
insurance policies	(308,696)	-
Net increase (decrease) in other liabilities	(191,310)	45,808
(Increase) decrease in restricted cash used
in operating activities - net	479,495	(102,529)
Mortgage loans funded	(164,464,166)	(180,500,279)
Mortgage loans sold	173,217,243	182,776,895
Increase (decrease) in mortgage loans participations sold	(1,850,227)	-
Other	3,822	(31,603)

Net cash provided (used) for operating activities	5,713,859	2,678,362

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	1,943,694	33,696
Purchases of marketable investment securities	(904,648)	(628,431)
Unrealized holding (gain) loss	(20,395)	-
Purchase of property and equipment	(108,245)	(529,435)
Principal collections on mortgage loans	7,253	13,213
(Increase) decrease in deferred gain on sale of property & equipment	87,559	43,780

Net cash provided (used) for investing activities	1,005,218	(1,067,178)

Cash flows from financing activities:
Net change in short term borrowings	(6,712,993)	(2,261,985)

Net cash used for financing activities	(6,712,993)	(2,261,985)

Net increase (decrease) in cash and cash equivalents	6,084	(650,802)
Cash and cash equivalents at beginning of year	1,675,465	2,388,739

Cash and cash equivalents at end of period	$1,681,549	$1,737,937

Supplemental Disclosure of Cash Flow Information
Interest Paid	$583,025	$473,849

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

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

4 - Contingencies

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximately $274,000 at June 30, 2005, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid balances plus accrued interest, or replace delinquent loans with another loan which is current.

5 - Subsequent Event

On August 9, 2005, FPMC received delivery of a Workout and Forbearance Agreement (Agreement) with CitiMortgage, Inc. (CMI), effective as of June 20, 2005, related to indemnity obligations under a Loan Purchase Agreement in which FPMC was obligated to repurchase an aggregate of 6,618,793 in Loans from CMI.  The terms of the Agreement include the following:

  A third party purchased a portfolio of Active Non-defaulted loans from CMI, and paid to CMI on behalf of FPMC the sum of $2,221,859.

  FPMC will make installment payments to CMI totalling $1,666,300 representing the total of Liquidated Loans and an initial payment of $254,544.

  The remaining $2,476,090 represents a portfolio of Active Defaulted loans, the servicing of which will be retained by CMI.  When losses occur, they will be added to the aforementioned installment payments.

The affect of this transaction on the Company's Reserve for Indemnification and Early Payment Default Losses (Reserve) is as follows:

  As of 6/30/05, before accounting for the Workout and Forbearance Agreement, the Reserve was $1,785,356.

  The net present value of the of the non-interest bearing installment payments to CMI, imputing a rate of 6.25% over the term of the loan is $1,463,099. This amount plus the $254,544 initial payment reduces the reserve to approximately $67,713.

Recognizing the potential for additional losses to CMI under the Agreement as well as contingent liabilities to other mortgage companies related to indemnifications on the sale of mortgage loans, the Company has made a reduction to earnings and increased the Reserve by $625,000 as of June 30, 2005; therefore, increasing the Reserve to $2,410,356.00 as of that date.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company had a net loss of $(1,709,654) for the six months ended June 30, 2005 compared to net loss of $(605,120) for the same period in 2004.  Loan administration revenues were $2,313,504 for the first six months of 2005 compared to $2,721,051 for the same period of  2004.  The decrease in loan administration revenues is the result of decreased retail loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2005, FPMC funded approximately $30.7 million in retail residential mortgage loans and approximately $133.8 million in wholesale loans compared to approximately $44.5 million and $136.0 million, respectively during the same period in 2004. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $166,000 for the six months ended June 30, 2005 compared to the same period in 2004. This decrease is due to an approximately 11% reduction in the net margins realized on the sale of these mortgage loans during the six months ended June 30, 2005 compared with the same period in 2004. In addition, the amount on loans sold during the period decreased by $9.1 million from the same period in 2004.

Interest income for the six months ended June 30, 2005 amounted to $651,037 compared to $629,486 for the same period in 2004. During this period, the interest income earned on mortgages held-for-sale increased by approximately $26,000 from the same period in 2004 primarily due to increasing mortgage loan interest rates during these periods. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 2005 amounted to $548,604 compared to $680,046 for the same period in 2004. As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, the Company sold First Apex Re ("FAR") effective December 29, 2004. The Company's consolidated statements of income include the revenue and expense of FAR for the period January 1, 2004 to June 30, 2004. During the six months ended June 30, 2004, FAR had total insurance revenues of approximately $146,000. In addition, the net fees earned under fronting and reinsurance agreements decreased due to a reduction in the number of policies written and changes in commissions paid under these agreements.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, the Company sold Apex Lloyds Insurance Company ("Apex Lloyds") on March 31, 2005. The Company realized a gain on the sale of $73,234. The Company's consolidated statements of income include the revenue and expense of Apex for the period January 1, 2004 to June 30, 2004. During the six months ended June 30, 2004, Apex had total insurance revenues of approximately $286,000.

Salaries and related expenses increased to $2,329,344 for the six months ended June 30, 2005, compared to $2,497,895 for the six months ended June 30, 2004. This decrease is primarily due to the decrease in the volume of new retail residential mortgage loans originated during the six months ended June 30, 2005 compared to the same period in 2004 as previously discussed.

For the six months ended June 30, 2005, interest expense amounted to $592,167 compared to $483,342 for the same period in 2004.  The increase in interest expense for the six months ended June 30, 2005 is primarily the result of the increase in the weighted average interest rate on the Company's financing of its mortgage lending activities. During this period, the weighted average interest rate increased to approximately 4.99% compared to approximately 4.38% for the same period in 2004.

Operating expenses for the six months ended June 30, 2005 were $2,301,288 compared to $1,654,466 for the same period in 2004. This increase is primarily due to the depreciation expense on computer software which was placed in service during the first six months of 2005 and a provision for loan losses of $625,000 during the first six months of 2005.

During the six months ended June 30, 2005, the Company recorded a provision for loan losses of $655,008 compared to $83,638 for the same period in 2004. At June 30, 2005, the reserve for indemnifications and early payment default losses amounted to $2,410,356 compared to $63,273 at June 30, 2004. The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower. The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage. Based on this review, the Company believes that its reserve for indemnifications and early payment default losses is adequate for potential loan losses.

The Company made no provision for losses under servicing agreements in either the six months ended June 30, 2005 or 2004. The reserve for losses under servicing agreements amounted to $234,595 at June 30, 2005 and 2004. Under the terms of certain of its servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, if any, sustained on default of the borrower. The Company has analyzed its servicing portfolio characteristics, including servicing portfolio balance, loss experience, maturity and aging of the loans and the credit insurance coverage on the loans. Based on this analysis, it is the Company's belief that its reserve for losses under servicing agreements is adequate for potential losses attributable to the servicing agreements.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2005, unrealized holding losses amounted to $(20,395) compared to unrealized holding losses of $(11,639) for the same period in 2004.

Financial Condition

At June 30, 2005, the Company's total assets were $22,140,404 compared to $29,711,482 at June 30, 2004.  Included in the total assets at June 30, 2004, are the total assets of Apex Lloyds and FAR amounting to $3,815,007. The decrease in the total assets is primarily due to the reduction in the residential mortgage loan production during the six months ended June 30, 2005 as previously discussed. As reflected in the financial statements, the stockholders' equity of the Company was $1,413,392 at June 30, 2005 and the stockholders' equity was $5,600,797 at June 30, 2004.

Liquidity and Capital Resources

The Company's primary sources of liquidity are proceeds from the sale of mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under the Company's warehouse credit facilities. The Company's use of cash include the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and general and administrative expenses and capital expenditures. On consolidated basis, cash and cash equivalents were $1,681,549 at June 30, 2005

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, FPMC has a mortgage warehouse line of credit with a financial institution totaling $25,000,000 which expired on June 30, 2005. This maturity date of this agreement has been extended to August 31, 2005. This agreement includes certain financial covenants including requirements that FPMC maintain adjusted-tangible-net worth above $2,500,000. Also, FPMC's total liabilities to adjusted tangible net worth may never exceed 15 to 1. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann. Management expects to renew this agreement or possibly seek an alternate funding source for its financing of operations, and therefore, management does not believe that this matter will have a material adverse effect on the financial position of FPMC, however, the ability to provide adequate funding sources for its financing of operations has a direct impact on maintaining the level of operations.

FPMC has a loan participation agreement in the amount of $10,000,000 with its line of credit lender. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At June 30, 2005, no participations were outstanding under this agreement.

In addition, FPMC has a loan participation agreement with another financial institution, which is a related party by common ownership, amounting to $22,500,000. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At June 30, 2005, no participations were outstanding under this agreement.

Item 3. Controls and Procedures

As of June 30, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

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

First Financial Corporation
____________________________________________________________________________

Date August 12, 2005	/s/ David W. Mann David W. Mann President Duly Authorized Officer and Principal Financial Officer

(Remainder of page purposely left blank.)

