Form 10QSB
period 2005-09-30
FIRST FINANCIAL CORP /TX/
filed 2005-11-14
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
                                                                                                                              Yes  X     No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __     No  X

Number of shares of the Issuer's Common Stock outstanding on October 31, 2005 was 173,528.

Transitional Small Business Disclosure Format (check one)                                      Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION
SEPTEMBER 30, 2005

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
September 30, 2005

Consolidated Statements of Income	2
for the Nine-Months ended
September 30, 2005 and 2004

Consolidated Statements of Cash
Flow for the Nine-Months
ended September 30, 2005 and 2004	3

Notes to Consolidated Financial
Statements	4-5

Item 2. Management's Discussion and Analysis Or Plan of Operation	5-8

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	9

Item 6. Exhibits	9

First Financial Corporation
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets
------
Cash and cash equivalents	$1,113,735
Restricted cash	-
Accounts receivable, net of allowance for doubtful
accounts of $94,225	336,575
Marketable investment securities	1,442
Restricted marketable investment securities	-
Real estate held for investment,at cost	553,836
Mortgage loans	13,969,158
Property and equipment	1,428,619
Other assets	1,012,643

Total Assets	$18,416,008

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$13,597,108
Note payable	2,367,890
Accounts payable	578,234
Estimated reserve for indemnifications and early payment default losses	2,471,106
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	534,888

Total Liabilities	19,549,226

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	(1,639,079)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	21,468

(1,097,909)
Less:Treasury stock - at cost	(35,309)

Total Stockholders' Deficit	(1,133,218)

Total Liabilities and Stockholders' Deficit	$18,416,008

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Nine months ended September 30, 2005 and 2004
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Loan administration	$1,279,236	$1,314,995	$3,592,740	$4,036,046
Interest income	226,533	281,030	877,570	910,516
Other income	150,361	366,241	698,965	1,046,287
Total Revenues	1,656,130	1,962,266	5,169,275	5,992,849

Expenses:
Salaries and related expenses	1,197,713	1,150,872	3,527,057	3,648,767
Interest expense	230,623	219,384	822,790	702,726
Provision for Loan Losses	1,913,002	-	2,568,010	98,774
Other operating expenses	864,841	759,505	2,511,121	2,315,197
Total Expenses	4,206,179	2,129,761	9,428,978	6,765,464

Income (loss) before income taxes,	(2,550,049)	(167,495)	(4,259,703)	(772,615)

Federal income taxes	-	23,886	-	23,886
Net income (loss)	(2,550,049)	(191,381)	(4,259,703)	(796,501)

Other comprehensive income:
Unrealized holding gains (losses)	3,440	10,989	(16,955)	(650)
Comprehensive income (loss)	$(2,546,609)	$(180,392)	$(4,276,658)	$(797,151)

Income Per Common Share	($14.68)	($1.04)	($24.65)	($4.59)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	($4,259,704)	($796,501)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	245,101	79,900
Provision for loan losses	2,568,010	98,774
Loan and insurance losses paid	(2,409,143)	(1,537,208)
Realized (gains) losses on marketable investment securities	(1,214)	4,225
Net (increase) decrease in accounts receivable	384,322	1,758,156
Net (increase) decrease in other assets	88,518	(78,407)
Net increase (decrease) in accounts payable	(69,569)	166,502
Net increase (decrease) in reserve for losses under
insurance policies	(308,696)	-
Net increase (decrease) in other liabilities	(252,082)	(50,960)
(Increase) decrease in restricted cash used
in operating activities - net	479,495	(154,759)
Mortgage loans funded	(236,054,333)	(261,575,469)
Mortgage loans sold	247,140,071	264,162,344
Increase (decrease) in mortgage loans participations sold	(1,850,227)	-
Other	2,137	(22,271)

Net cash provided (used) for operating activities	5,702,686	2,054,326

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	2,224,741	83,457
Purchases of marketable investment securities	(904,648)	(725,407)
Unrealized holding (gain) loss	(16,955)	-
Purchase of property and equipment	(71,530)	(649,443)
Principal collections on mortgage loans	9,453	18,284
(Increase) decrease in deferred gain on sale of property & equipment	102,152	131,337

Net cash provided (used) for investing activities	1,343,213	(1,141,772)

Cash flows from financing activities:
Net change in short term borrowings	(9,136,421)	(2,520,470)
Proceeds from notes payable	1,703,086	825,000
Payments on notes payable	(174,295)	(18,976)

Net cash used for financing activities	(7,607,630)	(1,714,446)

Net increase (decrease) in cash and cash equivalents	(561,730)	(801,892)
Cash and cash equivalents at beginning of year	1,675,465	2,388,739

Cash and cash equivalents at end of period	$1,113,735	$1,586,847

Supplemental Disclosure of Cash Flow Information
Interest Paid	$833,415	$711,622

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

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

4 - Contingencies
In the ordinary course of business, the Company sells loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (i.e., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, the Company has no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure as further discussed in Item 2.  At September 30, 2005, the estimated reserve for indemnifications and early payment default losses was $2,471,106.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $(4,259,703) for the nine months ended September 30, 2005 compared to net loss of $(796,501) for the same period in 2004.  Loan administration revenues were $3,592,740 for the first nine months of 2005 compared to $4,036,046 for the same period of  2004.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the nine months ended September 30, 2005, FPMC funded approximately $50.5 million in retail residential mortgage loans and approximately $185.5 million in wholesale loans compared to approximately $64.4 million and $197.2 million, respectively during the same period in 2004. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $173,000 for the nine months ended September 30, 2005 compared to the same period in 2004. This decrease is due to an approximately 6% reduction in the net margins realized on the sale of these mortgage loans during the nine months ended September 30, 2005 compared with the same period in 2004. In addition, the amount on loans sold during the period decreased by $15.1 million from the same period in 2004.

Interest income for the nine months ended September 30, 2005 amounted to $877,570 compared to $910,516 for the same period in 2004. During this period, the interest income earned on mortgages held-for-sale decreased by approximately $29,000 from the same period in 2004 primarily due to the reduction in the volume of residential mortgage loan funded as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the nine months ended September 30, 2005 amounted to $698,965 compared to $1,046,287 for the same period in 2004. As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, the Company sold First Apex Re ("FAR") effective December 29, 2004. The Company's consolidated statements of income include the revenue and expense of FAR for the period January 1, 2004 to September 30, 2004. During the nine months ended September 30, 2004, FAR had total insurance revenues of approximately $221,095. In addition, the net fees earned under fronting and reinsurance agreements decreased due to a reduction in the number of policies written and changes in commissions paid under these agreements.

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, the Company sold Apex Lloyds Insurance Company ("Apex Lloyds") on March 31, 2005. The Company realized a gain on the sale of $73,234. The Company's consolidated statements of income include the revenue and expense of Apex for the period January 1, 2004 to September 30, 2004. During the nine months ended September 30, 2004, Apex had total insurance revenues of approximately $408,000.

Salaries and related expenses decreased to $3,527,057 for the nine months ended September 30, 2005, compared to $3,648,767 for the nine months ended September 30, 2004. This decrease is primarily due to the decrease in the volume of new retail residential mortgage loans originated during the nine months ended September 30, 2005 compared to the same period in 2004 as previously discussed.

For the nine months ended September 30, 2005, interest expense amounted to $822,790 compared to $702,726 for the same period in 2004.  The increase in interest expense for the nine months ended September 30, 2005 is primarily the result of the increase in the weighted average interest rate on the Company's financing of its mortgage lending activities. During this period, the weighted average interest rate increased to approximately 5.19% compared to approximately 4.36% for the same period in 2004.

Other operating expenses for the nine months ended September 30, 2005 were $2,511,121 compared to $2,315,197 for the same period in 2004. This increase is primarily due to the depreciation expense on computer software which was placed in service during the first nine months of 2005.

As more fully discussed in Form 8-K dated August 9, 2005 and Quarterly Report Form 10-QSB for the quarter ended June 30, 2005, FPMC entered into a Workout and Forebearance Agreement with CitiMortgage, Inc. (CMI), effective July 20, 2005 related to indemnity obligations under a Loan Purchase Agreement in which FPMC is obligated to repurchase an aggregate of $6,618,793 in loans from CMI.  Prior to the execution of the Workout and Forebearance Agreement on August 9, 2005, the loss exposure was included in the reserve for indemnifications and early payment default losses.  After execution of the agreement, the net present value of amounts payable to CMI of $1,463,099 has been included as a component of note payable on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2005, the Company recorded a provision for loan losses of $2,568,010 compared to $98,774 for the same period in 2004. At September 30, 2005, the reserve for indemnifications and early payment default losses amounted to $2,471,106 compared to $55,485 at September 30, 2004. The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower. The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage. Based on this review, the Company believes that its reserve for indemnifications and early payment default losses is adequate for potential loan losses.

At September 30, 2004, the Company had a reserve for losses under servicing agreements for manufactured home loans of $234,595 to cover credit losses and costs of foreclosure, net of credit insurance proceeds sustained on default of the borrower.  Due to the uncollectability of the servicing assets, the Company charged off all of these assets against this reserve.  As of September 30, 2005, the Company no longer maintains a reserve for losses under servicing agreements.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2005, unrealized holding losses amounted to $(16,955) compared to unrealized holding losses of $(650) for the same period in 2004.

Financial Condition

At September 30, 2005, the Company's total assets were $18,416,008 compared to $29,498,363 at September 30, 2004.  Included in the total assets at September 30, 2004, are the total assets of Apex Lloyds and FAR amounting to $3,567,347. The decrease in the total assets is primarily due to the reduction in the residential mortgage loan production during the nine months ended September 30, 2005 as previously discussed. As reflected in the financial statements, the stockholders' deficit of the Company was $(1,133,218) at September 30, 2005 and the stockholders' equity was $5,420,405 at September 30, 2004.

Liquidity and Capital Resources

The Company's primary sources of liquidity are proceeds from the sale of mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under the Company's warehouse credit facilities. The Company's use of cash include the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, loan repurchase and indemnity obligations, operating and general and administrative expenses and capital expenditures. On consolidated basis, cash and cash equivalents were $1,113,735 at September 30, 2005

As more fully discussed in the Annual Report Form 10-KSB for the year ended December 31, 2004, FPMC had a mortgage warehouse line of credit with a financial institution totaling $25,000,000 which expired on June 30, 2005. This maturity date of this agreement was extended to September 30, 2005. On September 28, 2005 this agreement was amended to a maximum principal amount of $5,000,000 with a scheduled maturity date of December 31, 2005. This agreement includes certain financial covenants including requirements that FPMC maintain adjusted-tangible-net worth above $833,000 and that FPMC's total liabilities to adjusted tangible net worth does not exceed 12 to 1. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann.  The company is seeking to obtain additional funding in the form of convertible debt from its controlling shareholder or related parties.  Management expects that the Company will do so and, as a result, will be able to renew or replace its mortgage warehouse line of credit.  If, however, the Company is unable to renew its mortgage warehouse line of credit or obtain an alternative funding source, its ability to maintain its level of operations would be reduced.  The ability of the company to continue in the long term will be dependent on obtaining future profitability.

FPMC has a loan participation agreement in the amount of $10,000,000 with its line of credit lender. Under this agreement, the financial institution has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC. When a subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At September 30, 2005, no participations were outstanding under this agreement.

In addition, effective September 26, 2005, FPMC established a temporary loan participation agreement with another financial institution, which is a related party by common ownership. Under this agreement, the financial institution has the option to purchase an undivided interest in residential mortgage loans originated by FPMC and that meet the underwriting criteria of the financial institution, at its sole discretion.  When the subject mortgage loan is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At September 30, 2005, no participations were outstanding under this agreement.  Also effective September 26, 2005, the FPMC entered into an Amended and Restated Tri-Party Agreement with this financial institution related by common ownership and its line of credit lender in which the line of credit lender will act as administrator for loan fundings in which the financial institution related by common ownership has purchased a participation interest from FPMC.

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including it consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended September 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will no have a material effect on the financial position of the Company.

Item 6. Exhibits

Exhibit 31.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation
____________________________________________________________________________

Date November 14, 2005	/s/ David W. Mann David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)

