Form 10KSB
period 2005-12-31
FIRST FINANCIAL CORP /TX/
filed 2006-04-17
CIK 36315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock (no par value per share)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     __

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     X     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __X__

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes              No _X_

Issuer's revenues for the fiscal year ended December 31, 2005, were $6,036,411.

There is no established trading market for the Issuer's class of voting stock, therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer's Common Stock outstanding on March 31, 2006, was 173,528.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):     Yes_____   No  X

Part I

Item 1.  Description of Business

Recent Developments

Substantially all of the information provided under this heading ("Recent Developments") was reported by First Financial Corporation (the "Company") in its current report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2006.

In December 2000, First Preference Mortgage Corp. ("FPMC"), the Company's principal operating subsidiary, obtained funding for the mortgage loans that it originates from Colonial Bank, N.A. ("Colonial") under a mortgage warehouse loan agreement (the "Colonial Agreement"). As an additional source of funding for its mortgage loans, in August 2002 FPMC entered into a loan participation agreement with Citizens State Bank of Woodville, Texas ("CSB") under which CSB may elect to participate in loans originated by FPMC (the "CSB Agreement"). In February 2003, FPMC entered into another participation agreement with CSB.  At December 31, 2004, there were no participations outstanding under this agreement.  In September 2005, FPMC entered into another participation agreement with CSB.  Since December 2000 substantially all of the funding of the mortgage loans originated by FPMC has been derived from one or both of the Colonial Agreement and the CSB Agreement.

As disclosed in the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2005, on September 28, 2005, the Colonial Agreement was amended for the purposes, among others, of reducing the line of credit available under the agreement from $25,000,000 to $5,000,000 and adjusting certain of FPMC's financial covenants. As disclosed in the Company's report on Form 8-K dated December 13, 2005, the Colonial Agreement was further amended in December 2005 for the purposes, among others, of waiving violation of certain of the financial covenants in the agreement, consenting to certain transactions with affiliates, and extending the maturity and termination date of the Colonial Agreement to March 31, 2006. The transactions with affiliates reported in the December 13, 2005 Form 8-K included, among others, the purchase by entities controlled by David W. Mann, the Company's president, chief executive officer and chief financial officer, of three promissory notes, two of which are convertible into shares of common stock of the Company, for an aggregate principal amount of $1.2 million. The purchase of these notes, which are payable on or before December 29, 2006, had the effect of increasing the Company's working capital by $1.2 million, which had been a condition of Colonial's agreement to extend the termination date of the Colonial Agreement to March 31, 2006.

Since September 2005, FPMC has made no draws under the Colonial Agreement and in November 2005, FPMC entirely repaid the balance due under that agreement. Since September 2005, FPMC has funded all of the mortgage loans it has originated by draws under the CSB Agreement. As of February 28, 2006, the aggregate amount of participations that were held by CSB under the CSB Agreement was $14,290,270.

By letter received March 29, 2006, FPMC was notified by Colonial that Colonial would neither renew nor extend the Colonial Agreement beyond its March 31, 2006 maturity date, despite FPMC's request that Colonial do so. Management of the Company believes that the reason for this action by Colonial was FPMC's inability since the third quarter of 2003 to operate profitably. By letter received March 29, 2006, FPMC was notified by CSB that CSB would discontinue purchasing participations in the loans originated by FPMC no later than April 30, 2006. The reason given for this action by CSB was that the bank is prohibited by Federal Reserve Regulation W, which restricts and limits loans by CSB (which is controlled by Mr. Mann) to its affiliates (including FPMC), from purchasing participations in extensions of credit exceeding 50% of the extensions of credit originated by FPMC during the preceding twelve-month period. That limit is expected to be reached on or before April 28, 2006.

Despite its efforts, management of the Company has been unable to obtain alternate sources of funding for FPMC's mortgage loan operations and, at this time, management believes that all reasonable avenues for obtaining such funding have been exhausted. As a result, the Company currently expects that FPMC will not continue its mortgage loan operations, the Company's only significant source of revenue, with no new mortgage loans being funded on and after April 28, 2006. The Company will seek to sell the mortgage banking assets of FPMC (if possible, before mortgage loan operations are discontinued) and to use the proceeds primarily to repay FPMC's creditors. At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws. If the process of selling assets is successful and creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders. It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC may have to seek protection under the bankruptcy laws. If that occurs, the Company's common stock would be likely to have no value. For additional information, see "Liquidity and Capital Resources" in Item 5 of this Form 10-KSB

Forward -looking Information

Certain statements made above and elsewhere in this Form 10-KSB constitute "forward-looking statements," including but not limited to those identified by the words "expect," "believe," "seek to," "intend," "will," "possible," "may" and similar expressions that are attributed to the Company or its management. No forward-looking statements of the Company or its management are guarantees of future outcomes. These statements involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the value that can be obtained from the sale of assets and the terms on which creditors will agree to be repaid.

General

First Financial Corporation was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas.  During the last three years, the primary business of the Company, through its subsidiaries, has been originating and servicing residential mortgage loans, engaging in insurance activities, providing consulting and data processing services to related companies and servicing a decreasing portfolio of manufactured home loans.

The Company's business has historically included originating and servicing residential mortgage loans through its wholly-owned subsidiary, First Preference Mortgage Corp, an approved seller/servicer for the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Veterans Administration and Federal Housing Administration. As of the date of this Form 10-KSB, FPMC operates retail branch offices in Waco, Tyler, College Station and Victoria, Texas, and Tulsa, Oklahoma, each staffed with loan originators who solicit residential mortgage loans in their respective markets.  FPMC's business has also included originating loans received from approximately 600 independent mortgage loan brokers located throughout Texas.  Substantially all of the loans originated by FPMC have been sold to governmental or private investors.  During 2003, 2004, and 2005, FPMC originated approximately $706 million, $347 million and $296 million, respectively, in new residential mortgage loans.

FPMC has funded the loans it originates prior to the sale of such loans to investors.  The source of money to fund these loans has been a warehouse line of credit with Colonial under which Colonial advances up to 99% of the amount of each loan that is to be paid by the investor, but not to exceed the unpaid principal of the loan.  The advance is repaid when the loan is sold to the investor.  Additionally, in August 2002, the Company entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas.  In February 2003, FPMC entered into another participation agreement with CSB.  At December 31, 2004, there were no participations outstanding under this agreement.  In September 2005, FPMC entered into another participation agreement with CSB.  Under this agreement, CSB underwrites selected loans originated by FPMC and has the option to purchase up to 100% undivided interest in each loan approved for the program.  When a subject mortgage loan is sold in the secondary market, CSB recoups its investment plus a specified yield on its investment.  See Item 12 ("Certain Relationships and Related Transactions").

Apex Lloyds Insurance Company ("Apex Lloyds"), which, prior to March 31, 2005, was a wholly-owned subsidiary of the Company, underwrote hazard and credit risks on residential home loans financed by the Company or by others.  Hazard insurance on residential homes not financed by the Company or any related company was also written by Apex Lloyds through fronting agreements and reinsurance agreements with unrelated insurers.  Under the fronting agreements, Apex Lloyds issued the insurance policies and reinsured substantially all of the risks on the insurance to another insurance entity for a fee.  The reinsurance agreements provided that the insurer assumes all or part of the risk undertaken by Apex Lloyds for a fee.  Prior to December 29, 2004, through a subsidiary, First Apex Re, Inc. ("FAR"), the Company provided reinsurance coverage for mortgage guaranty insurance placed on loans originated by related and affiliated entities.

There are a large number of competitors in the origination and servicing of residential mortgage loans, including other mortgage companies, banks and financial institutions.  Compared to its competitors, FPMC is a small company.  The loan products offered by FPMC have been similar to loan products offered by its competitors.

First Advisory Services, Inc., a wholly owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.

As of December 31, 2005, the Company and its consolidated subsidiaries employed 60 employees, of whom 57 are full-time employees and 50 of whom worked for FPMC. As of the date of this Form 10-KSB, FPMC's workforce had been reduced to 42.  It is anticipated that no later than April 28, 2006, the Company's workforce will be reduced very significantly.

The Company has not spent any significant amounts on research and development or compliance with environmental laws.

Sale of First Apex Re and Apex Lloyds Insurance Company

On December 29, 2004, (i) Apex Lloyds, then a wholly owned subsidiary of the Company, sold its 48% ownership interest in FAR, to Security Bancshares, Inc. ("SBI"), a Delaware corporation that is under common control with the Company, and (ii) FPMC sold its 52% ownership interest in FAR to SBI.

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

Through an agreement with a third party, FAR has provided reinsurance coverage for mortgage guaranty insurance placed on certain loans originated by FPMC.

On March 31, 2005, the Company sold its 100% ownership interest in (i) Apex Lloyds and (ii) Texas Apex, Inc., a Texas corporation ("Texas Apex"), to SBI.

When owned by the Company, Apex Lloyds underwrote hazard insurance on residential mortgage loans financed by the Company, and subsidiaries, and by unrelated third parties.  Apex Lloyds also wrote hazard insurance on residential homes not financed by the Company or its affiliates through fronting and reinsurance agreements with unrelated third parties.

As consideration for the shares of Texas Apex and Apex Lloyds common stock sold to SBI, the Company received (i) cash in the amount of $1,640,963 and (ii) marketable securities with a market value on the date of sale of $498,686.  This purchase price was the fair market value of Texas Apex and Apex Lloyds as determined by an independent appraiser.  Prior to approving the sale to SBI, the Board of Directors of the Company received an opinion from an independent business valuation advisor regarding the fairness of the transaction to the Company's shareholders.  Also in connection with the sale of Apex Lloyds, Shelter Resources, Inc., a wholly owned subsidiary of the Company, purchased from Apex Lloyds the office building used by Apex Lloyds located at 825 Washington Avenue, Waco, Texas and consisting of 14,475 square feet.  The building was purchased by Shelter Resources, Inc. for $184,387, which was the value of the building on the books of Apex Lloyds.

David W. Mann, Chief Executive Officer, Chief Financial Officer and a director of the Company, is a director and executive officer of SBI.  In addition, through entities that he controls, Mr. Mann beneficially owns approximately 73.2% of the outstanding common stock of SBI.

Item 2.  Description of Property

The Company and FPMC lease their principal office, consisting of approximately 13,500 square feet of office space at 800 Washington Avenue, Waco, Texas, from JRPM Investments, Ltd. pursuant to a triple-net lease.  This office building has served as the Company's principal office since August 1991.  See Item 12 ("Certain Relationships and Related Transactions") for more information regarding this lease.

In addition to its principal office, FPMC leases the following properties:

• approximately 2,800 square feet of office space located at 919 N. Valley Mills Drive, Waco, Texas used as a retail branch office, which lease will expire August 31, 2010;

• approximately 750 square feet of office space located at 5003 John Stockbauer Drive, Victoria, Texas used as a retail branch office, which lease will expire March 31, 2006; and

• approximately 1,000 square feet of office space at 203 Crossroads Shopping Center, Waco, Texas used as a satellite retail office, which lease will expire April 30, 2006.

FPMC also leased the following additional properties, which leases all terminated during 2005:

• approximately 2,000 square feet of office space located at 111 West Arkansas Lane, Arlington, Texas used as a retail branch office - FPMC sold this branch and the purchaser assumed the remaining term of the lease in February 2005;

• executive office space located at 17304 Preston Road, Dallas, Texas used as a retail branch office - FPMC sold this branch and the purchaser assumed the remaining term of the lease in February 2005.

• approximately 1,620 square feet of office space located at 464 Mid Cities Boulevard, Hurst, Texas used as an area operations center - this office was closed in June 2005 and FPMC bought out the remaining term of the lease.

• approximately 1,693 square feet of office space located at 5700 Northwest Central Drive, Houston, Texas used as an area operations center - this office was closed in April 2005 and FPMC bought out the remaining term of the lease.

Item 3.  Legal Proceedings

Neither the Company nor any of its subsidiaries are currently involved in any legal proceeding where the amount involved exceeds 10% of the current assets of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's no par value common stock.  On March 31, 2006, the Company had approximately 460 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal years.  The Company is currently insolvent, and is, therefore, prohibited by law from paying dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Recent Developments

Reference is made to the discussion in Item 1 of this Form 10-KSB under "Recent Developments" of the recent loss of the sources of funding of the Company's mortgage banking operations and the Company's expectation that it will sell or discontinue those operations no later than April 28, 2006.

Mortgage Operations

FPMC's mortgage banking business has been the primary source of the Company's revenues and earnings and, historically a primary influence on the Company's operating results has been the demand for mortgage loans in Texas.  The demand for mortgage loans has been affected by such external factors as prevailing mortgage rates and the strength of the Texas housing market.

In 2005, total U.S. residential mortgage loan production declined significantly from 2004's robust market.  This decline was largely attributable to a decline in mortgage refinance activity caused by interest rate increases from the historical low levels reached in 2004.  Driven by this mortgage market, the Company originated approximately $296 million in new residential mortgage loans in 2005, compared to approximately $346.6 million in 2004.  The Company's revenue has been derived from loan origination fees, interest on mortgage loans until their sale to investors and revenue on the sale of mortgage loans to investors.

In response to the anticipated continuation in the rise of interest rates and decline in total mortgage loan production during 2005 and 2006, the Company increased its efforts to pursue niche products such as Alt-A (reduced or no documentation loans, interest only and various amortization loans), Home Equity Line of Credit (HELOC's), FHA/VA and Reverse Mortgages, which have been resistant to interest rate increases.  Additionally, since January 2004, the Company has reduced staffing levels by 25 employees and made other cost reductions such as employee wage concessions, closing the operation centers in Houston and Hurst, Texas, and selling the Arlington, Texas retail branch during that period.  Despite these efforts the Company has been unable to operate at a profitable level.

Insurance Operations

As previously discussed, on March 31, 2005, the Company sold Apex Lloyds Insurance Company See Item 1 ("Description of Business -- Sale of First Apex Re and Apex Lloyds Insurance Company").  As a result, the Company's insurance operations generated approximately $120,000 in revenue during 2005 compared to approximately $781,000 in 2004 and net income from insurance operations decreased to approximately $24,000 from approximately $60,000 in 2004.

Results of Operations

The Company had a net loss of $5,439,679 for 2005, compared to a net loss of $3,064,481 for 2004.

Loan administration and production revenue for 2005 was $2,785,389 compared to $3,275,504 for 2004.  During 2005, FPMC originated approximately $64 million in new residential mortgage loans by its retail branches and approximately $231 million was originated through its network of approved independent mortgage brokers compared to $80.5 and $266.1, respectively in 2004.

Interest income for 2005 amounted to $946,930 compared to $1,230,348 in 2004.  During 2005, the interest income earned by the Company on investments decreased by approximately $14,500 or 41%.  This decrease is primarily the result of the sale of Apex Lloyds Insurance Company.  Interest income earned on mortgages held-for-sale decreased by approximately $242,000 during 2005.  This decrease is primarily due to the $51 million decrease in loan originations from 2005 to 2004, as discussed above.  FPMC earns interest from the date the mortgage is closed until the date the mortgage loan is sold to investors.

Interest expense for the year ended December 31, 2005, amounted to $951,338 compared to $962,589 for the same period in 2004.  During 2005, the weighted average interest rate on the Company's financing of its mortgage lending activities was 5.51% compared to 4.63% for 2004.  The difference between interest income and interest expense in 2005 was approximately $(4,408) compared to approximately $267,759 in 2004.  The decrease in the spread between interest income and interest expense was primarily due to residential mortgage rates increasing at a slower rate than the interest paid on the borrowed funds.  See "--Liquidity and Capital Resources".

As previously discussed, effective March 31, 2005, the Company sold its 100% ownership interest in Apex Lloyds.  This resulted in the Company realizing a gain on the sale of $ 73,234. The Company's consolidated statements on income include the revenue and expenses of Apex Lloyds for the period January 1, 2005 to March 31, 2005. For the three months ended March 31, 2005, Apex Lloyds had total insurance revenues of $71,417.

Consulting fees for the year ended December 31, 2005, amounted to $466,140 compared to $315,215 for the same period in 2004.

During the years ended December 31, 2005 and 2004, the Company did not originate any manufactured home loans.

For the year ended December 31, 2005, the Company realized gain on sales of loans of $1,707,132 compared to $2,007,812 in 2004.  During 2005, the volume of new residential mortgage loans sold by FPMC to governmental and private investors amounted to approximately $280 million compared to $336.7 million in 2004.  The net margin realized on the sale of these mortgage loans remained approximately the same as the preceding year.  During 2005, the Company also realized gains of approximately $100 on the sale of certain of its marketable investment securities compared to realized gains of approximately $24,000 in 2004.

Salaries and related expenses for 2005 were $4,369,306 compared to $4,733,490 in 2004.  This decrease is primarily due to the overall decrease in the volume on new residential mortgages originated in 2005 compared to 2004, as previously discussed, and the resulting reduction in number of employees.

During 2005, the Company recorded a provision for loan losses of $2,577,800 compared to $2,071,465 for 2004.  At December 31, 2005, the reserve for loan losses amounted to $2,443,882 compared to $1,969,296 at December 31, 2004.  The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower.  During 2005 and 2004, the Company experienced an increase in the delinquency and default rate on the mortgage loans it originated and sold to investors.  The Company has analyzed certain attributes of the mortgage loans that it has sold to investors, including delinquencies, credit quality, credit insurance, loss experience and insurance coverage.  Based on this review, the Company believes that its reserve for loan losses is adequate for potential loan losses.

Operating expenses for 2005 were $3,276,596 compared to $3,283,364 in 2004.  As discussed above, this decrease is primarily due to the decrease in loan origination volume for 2005 compared to 2004.

At December 31, 2004, the Company had a reserve for losses under servicing agreements for manufactured home loans of $234,595 to cover credit losses and costs of foreclosure, net of credit insurance proceeds sustained on default of the borrower. Due to the uncollectability of the servicing assets, the Company charged off all of these assets against the reserve. At December 31, 2005, the Company no longer maintains a reserve for losses under these servicing agreements.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the year ended December 31, 2005, unrealized holding losses amounted to $(37,044) compared to unrealized holding losses of $(16,955) for the same period in 2004.

Financial Condition

At December 31, 2005, the Company's total assets were $4,436,845 compared to $30,679,763 at December 31, 2004. Included in the total assets at December 31, 2004, are the total assets of Apex Lloyds amounting to $2,773,531, which the Company sold on March 31, 2005. In 2005, included in total assets are the netting of the loans held for sale less the participation loans sold.  In 2004, the amount owed to the financial institution for loans was shown as a liability versus being netted with the loans held for sale.  The decrease in total assets is primarily due to the sales of Apex Lloyds, the reduction in the residential mortgage loan production during the year ended December 31, 2005 as previously discussed and the netting of the loans instead of showing the loans as a gross asset.  As reflected in the financial statements, the stockholders' deficit of the Company was $(2,333,282) at December 31, 2005 and the stockholders' equity was $3,143,441 at December 31, 2004.

As more fully discussed in the Company's Form 8-K dated August 9, 2005 and Quarterly Report Form 10-QSB for the quarter ended June 30, 2005, FPMC entered into a Workout and Forebearance Agreement with CitiMortgage, Inc. ("CMI"), effective July 20, 2005, related to FPMC's indemnity obligations under the Loan Purchase Agreement between FPMC and CMI.  Under the agreement with CMI, FPMC is obligated to repurchase from CMI an aggregate of $6,618,793 in loans that it had sold to CMI.  Prior to the execution of the Workout and Forebearance Agreement, on August 9, 2005, the loss exposure was included in the reserve for indemnifications and early payment default losses.  After execution of the agreement, the net present value of amounts payable to CMI of $1,463,099 has been included as a component of note payable on the accompanying consolidated balance sheet.

As more fully discussed in the Company's Form 8-K filed February 27, 2006, the Company entered into a settlement agreement with Washington Mutual Bank, FA, ("Washington Mutual") that settles claims by Washington Mutual as to defects in 13 loans that had been sold by FPMC to Washington Mutual under a loan purchase agreement. The aggregate amount of these loans, as of the date of execution of the settlement agreement, was $1,211,447. Under the settlement agreement, FPMC agreed to pay Washington Mutual, with respect to 11 of the loans, the sum, without interest, of $780,355, consisting of (a) $80,355 paid upon the execution of the agreement, (b) monthly installments escalating from $2,500 in February 2006 to $20,000 in September 2009 and (c) an installment of $10,000 in October 2009 with a final installment of $2,500 in November 2009. Also under the agreement, FPMC agreed to repurchase two additional loans that are currently performing, in the event that these loans become non-performing. The maximum amount payable by FPMC with respect to these two loans is approximately $195,600, plus the cost of foreclosure proceedings or other costs and damages incurred by Washington Mutual in connection with these loans, if any.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been proceeds from the sale on mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under FPMC's warehouse line of credit. As discussed in Item 1 under "Recent Developments," FPMC's warehouse line of credit with Colonial terminated on March 31, 2006 and will not be extended. The termination of this facility and the discontinuance by CSB of its participation in loans originated by FPMC, also as discussed in Item 1 under "Recent Developments," will leave the Company with insufficient liquidity to continue its mortgage loan operations on or before April 28, 2006.

The maximum principal amount available for drawings under the line of credit was $5,000,000 at December 31, 2005, and $25,000,000 at December 31, 2004.  Under this agreement, Colonial advanced up to ninety-nine percent (99%) of the amount to be paid by a purchaser of the loan, but not to exceed the unpaid principal of the loan.  These advances have been repaid upon the sale of mortgage loans to purchasers in the secondary market.  Advances incurred interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.90% to 2.65% depending on the advance rate.  As of December 31, 2005, there were no principal amounts outstanding on the line of credit. At December 31, 2004, $22,733,529 was outstanding on this line of credit.  Financial covenants in the warehouse line of credit agreement with Colonial required FPMC to maintain adjusted tangible net worth above $833,000 and a ratio of total liabilities to adjusted tangible net worth of no greater than 12 to 1.  The obligations under this agreement were guaranteed by David W. Mann under an Unlimited Continuing Guaranty Agreement.

On June 9, 2003, FPMC entered into a loan participation agreement in the amount of $10,000,000 with Colonial.  Under this agreement, Colonial has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When the subject mortgage is sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment.  At December 31, 2004, the participations outstanding under this agreement amounted to $1,850,227.  FPMC ceased funding loans under this participation agreement in September 2005.  At December 31, 2005, there were no participations outstanding under this agreement.

Since August 2002, FPMC has had a loan participation agreement with Citizens State Bank of Woodville, Texas, of which David W. Mann is president, chief executive officer and a principal shareholder, under which CSB has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC and that meet the underwriting criteria of CSB.  When a subject mortgage loan is sold in the secondary market, CSB recoups its investment plus a specified yield on its investment.  At December 31, 2004, there were no participations outstanding under this agreement.  In September 2005, FPMC entered into another participation agreement with CSB.  At December 31, 2005, the participations outstanding under this agreement amounted to $15,670,637.  Colonial acts as administrator for loan fundings in which CSB has purchased a participation interest from FPMC.  As described in this Item 1 under "Recent Developments," this agreement with CSB will terminate and no participations in loans originated by FPMC will be purchased by CSB after April 28, 2006.

In an effort to supply the Company and FPMC with needed capital and in order to satisfy Colonial's conditions for extending its Warehouse Line of Credit Agreement with FPMC, on December 13, 2005, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with Bluebonnet Investments, Ltd., a Texas limited partnership ("BIL") and JRPM Investments, Ltd., a Texas limited partnership ("JRPM") as purchasers, pursuant to which the Company sold three promissory notes (the "Notes"), two of which are convertible, for an aggregate principal amount of $1.2 million. This transaction was reported in the Company's report on Form 8-K dated December 13, 2005.  David W. Mann, the president, chief executive officer and chief financial officer of the Company, is a general and limited partner of JRPM, and RAM Investors, Inc., a corporation of which Mr. Mann is the sole owner, is the other general partner of JRPM.  Bluebonnet Enterprises, Inc., a corporation which is owned by a trust established for the benefit of Mr. Mann and of which Mr. Mann is the president, is the sole general partner of BIL.

Pursuant to the Note Purchase Agreement, BIL purchased the first Note ("Note 1"), which is not convertible, for the principal amount of $350,000.  The remaining two Notes ("Note 2" and "Note 3") were purchased by JRPM and have principal amounts of $350,000 and $500,000, respectively. The principal amount of each Note is payable in full on December 29, 2006 and interest is payable monthly at the rate of interest published by The Wall Street Journal (WSJ) as the base rate on corporate loans plus 2%. Upon an event of default under the Notes, the interest rate on each Note will increase by 1%, payable on demand.  As more fully described below, each Note is secured by a deed of trust against certain real property owned by the Company or its subsidiaries and each of Note 2 and 3 is also secured by a pledge of stock of direct or indirect subsidiaries of the Company.  Each of Note 2 and Note 3 is convertible into shares of our common stock (the "Common Stock") at the election of the holder.  The conversion price of Note 2 is equal to the greater of $2.50 per share or the book value per share as of the date of conversion.  Unless book value per share exceeds $2.50 on the date of conversion, Note 2 is convertible into 140,000 shares.  The conversion price of Note 3 is $1.5315249 per share and so Note 3 is convertible into 326,472 shares. The conversion prices of Notes 2 and 3 (and therefore the numbers of shares into which these Notes are convertible) are subject to adjustment under customary anti-dilution provisions. Notes 2 and 3 are convertible in whole or in part from date of issuance until their maturity dates or the dates they are paid in full. The final conversion dates are subject to extension, as described below.

The Note Purchase Agreement also grants JRPM an option (the "Option") to acquire up to that number of shares equal to $350,000 divided by the exercise price of the option, which is equal to the greater of $5.00 per share or the book value per share on the date of exercise.  Thus, the maximum number of shares of Common Stock that could be acquired upon the full exercise of the Option is 70,000. Like Notes 2 and 3, the Option exercise price is subject to adjustment under customary anti-dilution provisions. The Option is exercisable in whole or in part from date of issuance until December 31, 2006. The final Option exercise date is subject to extension, as described below.

There are currently 500,000 shares of Common Stock authorized for issuance under the Company's articles of incorporation, 173,528 of which are issued and outstanding.  As a result, only 326,472 shares may be issued pursuant to the conversion of Note 2, Note 3 or the exercise of the Option, without an amendment to the articles to increase the authorized shares of Common Stock.  Pursuant to the Note Purchase Agreement, if JRPM should request it, the Company will be obliged to call a meeting of its shareholders for the purpose of consideration and action by the shareholders with respect to a proposal to amend its articles of incorporation to increase the number of its authorized shares of Common Stock to at least the maximum number of such shares required to effect the conversions and exercise. If JRPM makes such a request, the expiration dates for the conversion of Notes 2 and 3 and for exercise of the Option would be extended until the tenth business day after the date that the Company has sufficient authorized shares to accommodate conversion and exercise.

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

The Company had no material commitments for capital expenditures at December 31, 2005.  As reflected in the attached financial statements, the stockholder's equity of the Company was a negative $(2,333,282) at December 31, 2005, compared to stockholders' equity of $3,143,441 at December 31, 2004.

As discussed in Item 1 under "Recent Developments," and elsewhere in this Form 10-KSB, the loss of FPMC's warehouse line of credit with Colonial and the discontinuance of its loan participation agreement with CSB, will cause FPMC to have inadequate funding for new mortgage loans on or about April 28, 2006, at which time FPMC must discontinue its mortgage loan operations, the Company's only significant source of revenue. The Company will seek to sell the mortgage banking assets of FPMC (if possible, before mortgage loan operations are discontinued) and to use at least part of the proceeds to pay FPMC's creditors. The assets that will be available for such a sale consist primarily of the goodwill associated with the name and business of FPMC and the relationships that FPMC has with its employees, customers and the investors who purchase loans originated by FPMC in the secondary market. The liabilities of the Company at December 31, 2005, are recorded on the Company's balance sheet as of that date included in the financial statements contained in this Form 10-KSB.  At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws. If the process of selling assets is successful and creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders. The primary source of such value is likely to be the Company's approximate $9.5 million of net operating loss carryforward, which would be available to shelter income from any operations that the Company could acquire.  It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC may have to seek protection under the bankruptcy laws. If that occurs, the Company's common stock would be likely to have no value.

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

Item 7.  Financial Statements

The consolidated financial statements of the Company and its subsidiaries and the independent auditor's report appear on pages F-1 through F-23 herein.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 8A.  Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was carried out under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Act of 1934.  There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

None.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name and Principal Occupation for the Last Five Years	Age	Director Since	Positions With Company

David W. Mann
President, First Financial Corporation since October 29, 1985; Chairman of the Board, First Financial Corporation since May 15, 2001, Director since 1980; President, First Preference Mortgage Corp. from October 1991 until October 1, 2005, and since April 1, 2006; Chairman of the Board, First Preference Mortgage Corp. since May 15, 2001; President, Chief Executive Officer and Vice Chairman of the Board, Citizens State Bank, Woodville, Texas since January 28, 1997; Mr. Mann is also an officer and director of certain insurance agencies and companies and holds positions with several other family-owned entities.
	50	4-27-79	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
James Lee Motheral Since January 1, 1996, Mr. Motheral has been employed in the field of print management as President of Motheral Printing Company.	51	2-6-01	Director
Dr. Raymond A. Parker Dr. Parker is a retired minister.	76	11-15-01	Director
Walter J. Rusek Chairman of the Board, Citizens State Bank, Woodville since March 27, 2001; Vice Chairman of the Board, Citizens State Bank, Woodville from February 1, 1993 to March 27, 2001; President and Chief Executive Officer, Citizens State Bank, Woodville from July 1, 1994 to December 31, 1996; Trust Officer, Citizens State Bank, Woodville from August 1996 until December 31, 1998.	74	2-26-70	Director
Joseph Edward Walker Since January 1, 1996, Mr. Walker has been employed by Video Productions and Impact Productions.	74	2-06-01	Director

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, controller, and beneficial owners of more than 10% of the Company's common stock to file certain beneficial ownership reports with the Securities and Exchange Commission.  The Company is not aware of the failure by any of such persons to file timely any such report during 2005 or with respect to transactions occurring during 2005.

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Senior Financial Officers, which is being filed with the SEC as Exhibit 14.1 to this annual report.

Item 10.  Executive Compensation

The following table sets forth information regarding the compensation paid to or for the Company's chief executive officer.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary($)		Bonus($)		All Other Compensation(1) ($)
David W. Mann President, Chief Executive Officer and Chief Financial Officer	2003 2004 2005	$ $ $	255,000 243,750 205,938	$ $ $	201,000 -0- -0-	$ $ $	3,660 6,325 -0-

(1)             All amounts reported in this column consist of contributions made by the Company to the 401(k) retirement plans of the identified executive officer.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information, to the extent known to the Company, regarding the number and percentage of shares of common stock beneficially owned by each person who beneficially owns more than 5% of the Company's common stock, by each director, each executive officer, and all directors and executive officers as a group, as of March 31, 2005.  Except as otherwise indicated, the parties named below have sole voting and investment power with respect to the shares beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Outstanding Shares
First Financial Holdings, Ltd.(1) 800 Washington Ave. Waco, Texas 76701	102,898	59.3%
Harold E. Allison, III(2) 102 West Bluff Street Woodville, Texas 75979	102,898	59.3%
David W. Mann 800 Washington Ave. Waco, Texas 76701	639,370(3)	90.1%
James Lee Motheral 4416 Overton Crest Ft. Worth, Texas 76109	-0-	-0-

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Outstanding Shares
Dr. Raymond A. Parker Hwy., 256N-509 CR 2080 Woodville, Texas 75979	-0-	-0-
Walter J. Rusek 2121 Lake James Waco, Texas 76710	-0-	-0-
Joseph Edward Walker 12566 Chapel Road Lorena, Texas 75566	-0-	-0-
All directors and executive officers as a group	639,370	90.1%

_________________________

(1)                   First Financial Holdings, Ltd. ("Holdings") is a Texas limited partnership the general partners of which are David W. Mann and FFC Holdings, Inc., a Texas corporation ("FFCH").  Mr. Mann is president and sole director of FFCH.  The sole shareholder of FFCH is the David W. Mann 1990 Trust (the "1990 Trust").  Mr. Mann, his spouse and his descendants are the sole current beneficiaries of the 1990 Trust.

(2)             Mr. Allison is the sole trustee of the 1990 Trust.  He is an executive officer of Citizens State Bank, Woodville, of which David W. Mann is president, chief executive officer and a director.  All of the shares shown as beneficially owned by Mr. Allison consist of the 102,898 held directly by Holdings (see footnote 1 above).

(3)             Consists of (i) the 102,898 shares owned directly by Holdings (see footnote 1 above), and (ii) 466,472 shares issuable upon the conversion of two promissory notes and 70,000 shares issuable upon the exercise of an option, which promissory notes and option are held by JRPM Investments, Ltd., a limited partnership the general partners of which are David W. Mann and a corporation wholly owned and controlled by him.

The Company does not maintain any compensation plans pursuant to which equity securities of the Company are authorized for issuance.

Item 12.  Certain Relationships and Related Transactions

Guarantee of FPMC Line of Credit

The obligations of FPMC under its mortgage warehouse line of credit with Colonial Bank were guaranteed by David W. Mann under an unlimited continuing guaranty agreement that was entered into when the mortgage warehouse line of credit was established in December 2000.  As compensation for this guarantee Mr. Mann received an annual fee equal to 0.25% of the lender's total commitment under the line of credit, which since December 2003 varied between $35 million and $5 million. Guarantee fees paid to Mr. Mann during 2004 aggregated $65,685. For the period April 2005 to July 2005 the guarantee fee was paid in monthly installments and aggregated $20,890. Mr. Mann waived and forgave the obligation to pay the guarantee fees for the period January 2005 to March 2005 and since August 2005 through the termination of the agreement in March 2006.

FPMC Loan Participation Agreement

In August 2002, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas, of which David W. Mann is a director, the chief executive officer and a principal shareholder and of which Walter J. Rusek is chairman of the board of directors.  Under this agreement, Citizens State Bank has the option to purchase an undivided 99% interest in residential mortgage loans originated by FPMC and made available by FPMC for purchase by Citizens State Bank.  When a participated mortgage loan is sold in the secondary market, Citizens State Bank recoups its investment plus a specified yield equal to 30-day LIBOR, as quoted by the Federal Home Loan Bank of Dallas, plus 1.75%.  During 2004 and 2005, Citizens State Bank paid to FPMC an aggregate of $0 and $57,678,250, respectively, for the purchase of such participations and received back an aggregate of $0 and $42,007,613 plus an aggregate yield of $0 and $122,274, respectively, upon the sale of participated loans.  At December 31, 2004, there were no participations outstanding under this agreement and at December 31, 2005, there were $15,670,637 of participations outstanding under this agreement.

Managerial and Accounting Services Provided by First Advisory Services, Inc.

During 2004 and 2005, Bluebonnet and other entities directly or indirectly owned or controlled by David W. Mann and other members of the Mann family paid First Advisory Services, Inc., a subsidiary of the Company, an aggregate amount $309,145 and $440,650, respectively, in fees for accounting and managerial services provided by First Advisory Services, Inc. to such entities.

Expense Sharing Agreement with UW Insurance Group, Inc.

During 2004 and 2005, the Company and certain subsidiaries of the Company had expense sharing arrangements with UW Service Corporation, Inc. ("UWSC"), which is wholly-owned by Bluebonnet, pursuant to which UWSC provided certain personnel, facilities, equipment and supplies to the Company and its subsidiaries and allocated to the Company and its subsidiaries the costs incurred by UWSC for such personnel, facilities, equipment and supplies.  During 2004 and 2005, the Company and its subsidiaries paid a total of $444,272 and $138,987, respectively, to UWSC pursuant to these expense sharing arrangements.  It is the intention of the parties to these expense sharing arrangements that no party realize a profit nor incur a loss as a result of the cost sharing covered by these arrangements.

Lease of 800 Washington Ave. Property

800 Washington Ave., Waco, Texas, is the principal office of the Company and its subsidiaries (including FPMC) and is owned by JRPM Investments, Ltd., a Texas limited partnership ("JRPM") controlled by Mr. Mann and owned by Mr. Mann and trusts for his children.  JPRM leases the building to FPMC, and FPMC subleases a portion of the building to Bluebonnet, UWSC, Citizens State Bank, and other entities directly or indirectly owned or controlled by David W. Mann.  During 2004 and 2005, those sublessees paid $43,800 and $42,720, respectively, in rent to FPMC.  During 2004 and 2005, FPMC paid $112,584 per year in rent to JRPM.

Real Estate Note with Citizens State Bank

On July 1, 2004, FPMC executed a Real Estate Lien Note with Citizens State Bank in the amount of $825,000.  During the first three months the interest rate on the note was 6 1/2%.  Thereafter, during each succeeding three-month period, the rate is equal to the prime rate on the first day of each succeeding three month period, plus one and one-half percent.  The note is payable in monthly installments of $10,000 and is due on June 15, 2011. The note is secured by approximately 78.471 acres of unimproved real estate owned by FPMC located in Robinson, Texas. The note is also guaranteed by the Company. In connection with execution of this note, FPMC paid Citizens State Bank $5,770 in loan fees. During 2004, FPMC paid $35,901 in principal and $25,921 in interest to Citizens State Bank. On December 29, 2004, Bluebonnet Investments Ltd. ("Bluebonnet"), a Texas limited partnership which is controlled, in part, by Mr. Mann, purchased this Real Estate Lien Note from Citizens State Bank. During 2005, FPMC paid $117,277 in principal and $53,050 in interest to Bluebonnet.

Note Purchase Agreement with Bluebonnet Investments Ltd. and JRPM Investments, Ltd

As described in Item 5 of this Form 10-KSB under "Liquidity and Capital Resources," on December 13, 2005, the Company entered into a note purchase agreement with Bluebonnet and JRPM as purchasers, pursuant to which the Company sold three promissory notes, two of which are convertible, for an aggregate principal amount of $1.2 million. The principal amount of each note is payable in full on December 29, 2006 and interest is payable monthly at the rate of interest published by The Wall Street Journal as the base rate on corporate loans plus 2%.  During 2005, the Company paid $1,553 in interest to Bluebonnet and $3,773 in interest to JRPM.

Sale of First Apex Re and Apex Lloyds Insurance Company

The disclosure in Item 1 under the heading "Sale of First Apex Re and Apex Lloyds Insurance Company" is incorporated into this Item 12 by reference.

Item 13.  Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

Item 14.  Principal Accountant Fees and Services

The following table discloses the audit fees that Pattillo, Brown & Hill, L.L.P. billed the Company for audit services rendered for each of the last two fiscal years, as well as the fees for other professional services billed by Pattillo, Brown & Hill, L.L.P. in each of the last two fiscal years:

	2005	2004
Audit Fees...........................	$ 68,050	$87,781
Audit Related Fees..............	--	--
Tax Fees (1)........................	13,675	19,240
All Other Fees.....................	--	--

__________________

(1)           Consists of the preparation of federal and state tax returns in 2004  and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann
By: David W. Mann
President, Chief Executive Officer and Chief Financial Officer
Date: April 17, 2006

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date:	April 17, 2006
David W. Mann, President, CEO, CFO and
Chairman of the Board
(principal financial officer and
principal accounting officer)

/s/ Walter J. Rusek	Date:	April 17, 2006
Walter J. Rusek, Director

/s/ Jim Motheral	Date:	April 17, 2006
Jim Motheral, Director

/s/ Joe Walker	Date:	April 17, 2006
Joe Walker, Director

/s/ Dr. Raymond Parker	Date:	April 17, 2006
Dr. Raymond Parker, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
3.2	Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.1	Limited Partnership Agreement between the Company and Key Group, Ltd dated September 30, 1991 (incorporated by reference to the Company's Form 8-K dated September 30, 1991).
10.2	Mortgage Warehouse Line of Credit in the amount of $25 million dated December 12, 2000, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000).
10.3	Second Amendment to Mortgage Warehouse Loan and Security Agreement dated April 10, 2001, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001).
10.4	Third Amendment to Mortgage Warehouse Loan and Security Agreement dated August 29, 2001, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001).
10.5	Fourth Amendment to Mortgage Warehouse Loan and Security Agreement dated October 31, 2002, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.6	Loan Participation Agreement dated August 16, 2002, between First Preference Mortgage Corp. and Citizens State Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.7	Triparty Agreement dated August 16, 2002, among First Preference Mortgage Corp. and Citizens State Bank and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.8	Fifth Amendment to Mortgage Warehouse Loan and Security Agreement dated April 30, 2003, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).

10.9	Sixth Amendment to Mortgage Warehouse Loan and Security Agreement dated August 29, 2003, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).
10.10

Seventh Amendment to Mortgage Warehouse Loan and Security Agreement dated December 29, 2003, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).

10.11	Eight Amendment to Mortgage Warehouse Loan and Security Agreement dated December 31, 2004, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2004).
10.12	Stock Purchase Agreement by and between Security Bancshares and Apex Lloyds Insurance Company and First Preference Mortgage Corp. dated December 29, 2004 and effective as of October 31, 2004 (incorporated by reference to the Company's current report on Form 8-K dated April 6, 2005).
10.13	Stock Purchase Agreement by and between Security Bancshares and First Financial Corporation dated March 31, 2005 (incorporated by reference to the Company's current report on Form 8-k dated April 6, 2005).
10.14	Ninth Amendment to Mortgage Warehouse Loan and Security Agreement dated March 31, 2005, between First Preference Mortgage Corp. and Colonial Bank.
10.15	Tenth Amendment to Mortgage Warehouse Loan and Security Agreement dated September 28, 2005, between First Preference Mortgage Corp. and Colonial Bank.
10.16	Eleventh Amendment to Mortgage Warehouse Loan and Security Agreement dated December 13, 2005, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's current report on Form 8-K dated December 13, 2005).
10.17	Workout and Forebearance Agreement between First Preference Mortgage Corp. and CitiMortgage, Inc. dated August 9, 2005 (incorporated by reference to the Company's current report on Form 8-K dated August 9, 2005).
10.18	Note Purchase Agreement between Bluebonnet Investments, Ltd., JPRM Investments, Ltd. And First Financial Corporation dated December 13, 2005 (incorporated by reference to the Company's current report on Form 8-K dated December 13, 2005).
14.1	Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).
21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. This certification is "furnished" and not "filed" for purposes of liability in Section 18 of the Securities Exchange Act of 1934.

 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that First Financial Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, First Financial Corporation has suffered recurring losses from its mortgage operations that raises substantial doubt about the entity's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 14, 2006

F-1

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■ (254) 772-4901■ FAX: (254) 772-4920 ■ www.pbhcpa.com
AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■ HILLSBORO, TX (254) 582-2583
TEMPLE, TX (254) 791-3460 ■ ALBUQUERQUE, NM (505) 266-5904

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

Cash and cash equivalents	$1,554,487
Accounts receivable, net of allowance for bad debts	144,004
Receivables from related parties	27,992
Marketable investment securities	1,669
Real estate held-for-investment, at cost	553,836
Mortgage loans held-for-investment	28,938
Mortgage loans held-for-sale	256,774
Property and equipment	1,345,913
Deferred tax benefit	-
Other assets	523,232

Total Assets	$4,436,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for indemnifications and early payment default losses	$2,443,882
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Accounts payable	397,529
Accrued expenses and other liabilities	345,717
Payables to related parties	48,060
Note on line of credit	-
Note payable	3,434,466
Interest payable	90,419
Deferred tax liability	10,054
Total Liabilities	6,770,127

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 183,750 shares, of which 10,222
shares are held in treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	(2,819,054)
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	1,379
(2,297,973)
Less: Treasury stock - at cost	35,309
Total Stockholders' Equity	(2,333,282)

Total Liabilities and Stockholders' Equity	$4,436,845

See accompanying notes to consolidated financial statements.
F-2

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUE
Loan administration and production	$2,785,389	$3,275,504
Interest income	946,930	1,230,348
Insurance premiums and commissions	48,479	781,051
Consulting fees	466,140	315,215
Realized gain on sale of mortgage loans	1,707,132	2,007,812
Other	82,341	78,410
Total Revenue	6,036,411	7,688,340

COST AND EXPENSES
Salaries and related expenses	4,369,306	4,733,490
Interest expense	951,338	962,589
Provision for losses under servicing agreements and other	2,577,800	2,071,465
Operating expenses:
Professional fees	448,452	462,242
Depreciation and amortization	334,937	122,630
General and administrative	2,493,207	2,698,492
Total Cost and Expenses	11,175,040	11,050,908

LOSS BEFORE INCOME TAXES, MINORITY INTEREST
AND EQUITY IN LOSS OF AFFILIATES	(5,138,629)	(3,362,568)

INCOME TAXES
Current	301,050	(298,087)
Total Income Taxes	301,050	(298,087)

LOSS BEFORE MINORITY INTEREST AND EQUITY
IN LOSS OF AFFILIATES	(5,439,679)	(3,064,481)

NET LOSS	(5,439,679)	(3,064,481)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities, net of tax	(37,044)	(9,634)

COMPREHENSIVE LOSS	$(5,476,723)	$(3,074,115)

LOSS PER COMMON SHARE	$(31.35)	$(17.66)

See accompanying notes to consolidated financial statements.
F-3

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2005 AND 2004

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized		Treasury
	Stock	Capital	Earnings	Gain (Loss)		Stock	Total

BALANCE, DECEMBER 31, 2003	$1,000	$518,702	$5,685,106	$48,057		$(35,309)	$6,217,556

COMPREHENSIVE LOSS

Net loss	-	-	(3,064,481)	-		-	(3,064,481)

Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax	-	-	-	(9,634)		-	(9,634)

Total Comprehensive Loss							(3,074,115)

BALANCE, DECEMBER 31, 2004	1,000	518,702	2,620,625	38,423		(35,309)	3,143,441

COMPREHENSIVE LOSS

Net loss	-	-	(5,439,679)	-		-	(5,439,679)

Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax	-	-	-	(37,044)		-	(37,044)

Total Comprehensive Loss							(5,476,723)

BALANCE, DECEMBER 31, 2005	$1,000	$518,702	$(2,819,054)	$1,379	$	(35,309)	$(2,333,282)

See accompanying notes to consolidated financial statements.
F-4

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,439,679)	$(3,064,481)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Depreciation and amortization	333,529	122,630
Realized gain on sale of mortgage loans	(1,707,132)	(2,007,812)
Gain on sale of property and equipment	201,952	-
Provision for losses	1,775,511	(678,724)
(Increase) decrease in restricted cash	479,495	288,484
(Increase) decrease in accounts receivable	555,344	2,027,498
Increase (decrease) in accounts payable and other accrueds	(417,592)	25,616
Mortgage loans funded	(290,315,478)	(346,913,596)
Mortgage loans sold	299,101,406	346,999,459
Change in mortgage loan participations sold	13,820,410	1,850,227
Increase (decrease) in other assets	349,888	66,621

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	18,737,654	(1,284,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable investment securities, availiable-for-sale	1,344,801	(620,493)
Principal received on mortgage loans	-	23,041
Principal received on real estate	24,583	(4,500)
Purchases of property and equipment	(279,202)	(801,454)
Unrealized holding loss	(37,044)	(9,634)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,053,138	(1,413,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	(22,733,529)	(655,482)
Proceeds from note payable	3,179,310	-
Payments on note payable	(533,943)	2,639,326

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(20,088,162)	1,983,844

NET DECREASE IN CASH AND CASH EQUIVALENTS	(297,370)	(713,274)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,675,465	2,388,739

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,378,095	$1,675,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$963,041	$958,511

Federal income taxes paid	$-	$23,887

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

            Basis for Financial Presentation

The Company's financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ significantly from those estimates.  Operating results for the year ended December 31, 2005, are not necessarily indicative of the results for any future period.

            Insurance Related Activities

Through March 31, 2005, the Company owned 100% of Apex Lloyds Insurance Company ("Apex"), a property and casualty insurance company which is included in the consolidated financial statements.  The policies below relate specifically to the insurance activities of the companies.

Premium Revenues - Premiums on property and casualty contracts are recognized as earned primarily on a prorata basis over the contract period.

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses.  The provisions for unpaid losses and loss expenses at December 31, 2005 and 2004, have been established to cover the estimated net cost of insured losses.  The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

Acquisition Cost - Acquisition cost includes such things as commissions, premium taxes and other items, which are charged to current operations as incurred.  Amounts are deferred based upon the capitalization and unearned premium rates.  Deferred costs are amortized over the contract period on a pro rata basis.

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

On March 31, 2005, the Company sold the capital stock of Apex to Security Bancshares, Inc. a related party by common ownership.  The purchase price of $2,139,649 was based on the fair market value of the capital stock of the insurance company as of December 31, 2004, as determined by a Valuation of Capital Stock prepared by ATI Capital Group, Inc., dated February 20, 2005.

The Company's wholly-owned subsidiary, FPMC, owns 100% of Tri-Triangle Agency, Inc., which solicits homeowner's insurance policies on residential mortgage loans originated by FPMC.

            Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly-owned and majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in the consolidation.  For the year ended December 31, 2005, all subsidiaries are wholly-owned; therefore, no minority interest is reported.

            Cash Equivalents

For the purposes of the 2005 and 2004 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

            Foreclosed Manufactured Homes and Claims Receivable

                 Foreclosed manufactured homes and claims receivable, which consist of manufactured homes acquired by foreclosures, are held-for-sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

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

(continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.         GOING CONCERN

FPMC has incurred net losses of $4,908,491 and $2,462,686 for the years ended December 31, 2005 and 2004, respectively.

In prior years, FPMC's primary funding source was a mortgage warehouse line of credit from a financial institution.  During 2005, the Company has been unable to maintain certain borrowing covenants (i.e. minimum adjustable tangible net worth) resulting in the Company being unable to borrow money under the line of credit to fund mortgage loan originations.  Subsequent to year-end, FMPC received a declination letter from this financial institution indicating that the line of credit would not be extended beyond March 31, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas ("CSB"), a financial institution, related through common ownership.  The sale of participations to CSB has been the Company's only source of funding since October 2005.  Because CSB is related through common ownership, CSB is limited in the amount of money it is able to fund as a percentage of the Company's total funding source over a 12-month period.  Therefore, CSB has also issued a declination letter indicating that it will cease purchasing participations from FPMC on April 30, 2006, or sooner if required by law.

In order to participate in the FHA mortgage insurance program, FPMC is required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of HUD (see Note 13).

(continued)

2.         GOING CONCERN (Continued)

The significant losses for the years ended December 31, 2005 and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create an uncertainty about FPMC's  ability to continue as a going concern.  Management has indicated their intention to discontinue the mortgage operation, the Company's only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC is unable to continue as a going concern.

The revenue from FPMC represents over 90% of the Company's total revenue.  Therefore, the financial condition of FPMC creates an uncertainty about the Company's ability to continue as a going concern.

 3.        CONTINGENCIES RELATED TO PRIOR PROGRAMS AND THE CURRENT OPERATING ENVIRONMENT

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

(continued)

3.         CONTINGENCIES RELATED TO PRIOR PROGRAMS AND THE CURRENT OPERATING ENVIRONMENT (Continued)

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

 4.        LOAN ADMINISTRATION

            The Company was servicing loans owned by institutional investors aggregating approximately $180,000 at December 31, 2004.  The Company was also servicing loans owned by the Company's wholly-owned subsidiary, First Preference Mortgage Corporation, aggregating approximately $53,000 at December 31, 2004.  Due to the uncollectability of the servicing assets, the Company charged-off all of these assets against the reserve in 2005.  The remaining loans serviced by the Company are owned by the Company and a related venture totaling approximately $92,000 at December 31, 2005.  Related trust funds of approximately $4,566 at December 31, 2005, on deposit in special bank accounts are not included in the consolidated financial statements.

            First Preference Mortgage Company also holds trust funds of approximately $30,069 at December 31, 2005.  These trust funds are on deposit at special bank accounts and are not included in the consolidated financial statements.  These trust funds include monies that are related to the administration of loans.

 5.        MARKETABLE INVESTMENT SECURITIES

            Marketable investment securities at December 31, 2005, consist of:

		Gross
	Amortized	Unrealized	Fair
December 31, 2005	Cost	Gain/(Loss)	Value

Available-for-sale:
Equity securities	$290	$1,379	$1,669

Total Investment Securities	$290	$1,379	$1,669
F-12

            The gross unrealized gain for 2005 relating to investment securities available-for-sale is $1,379.

 6.        RESERVE FOR POSSIBLE LOAN INDEMNIFICATION AND EARLY PAYMENT DEFAULT LOSSES

            Changes in the reserve for possible loan indemnification and early payment default losses are as follows:

	2005	2004

Balance, beginning of period	$1,969,296	$634,254
Provision charged to income	2,577,800	2,071,465
Loans charged-off	(2,500,295)	(744,882)
Recoveries	197,082	8,459

Balance, end of period	$2,243,883	$1,969,296

 7.        PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2005:

		Estimated
		Useful Lives

Buildings and improvements	$260,412	10 to 40 years
Equipment, furniture and fixtures	3,148,524	3 to 10 years
	3,408,936
Less accumulated depreciation	(2,063,023)

	$1,345,913

 8.        ESTIMATED RESERVE FOR LOSSES UNDER SERVICING AGREEMENTS

           Under the terms of certain of its existing servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, sustained on default of the borrower.  During 1988 and 1987, as a result of the declining economies and other matters discussed in Note 3, the Company made substantial loss provisions to raise the estimated reserve for losses under servicing agreements to levels that adequately reflect management's estimate of future losses that may be incurred under the Company's current and prior servicing agreements.  Beginning in 1990, the Company changed its reserve estimate for losses under servicing agreements as a result of decreases in the amount of serviced loans outstanding.  Due to the uncollectability of the servicing assets, the Company charged-off all of these assets against the reserve.  At December 31, 2005, the Company no longer maintains a reserve for losses under the servicing agreements.  An analysis of the reserve follows:

	December 31
	2005	2004

Balance, beginning	$234,595	$234,595
Charge-offs	(234,595)	-

Balance, ending	$-	$234,595
F-13

            The losses incurred above are shown net of credit insurance proceeds and other payments received as further discussed in Note 3.

 9.        LEASES

            The Company maintains various equipment under long-term operating leases.  Future minimum rental payments required under these leases are approximately:

2006	$76,188
2007	77,088
2008	58,647
2009	900
Total	$212,823

            The rental expense for equipment leases was $62,454 and $67,371 for December 31, 2005 and 2004, respectively.

            The Company also leases office space for its locations under various operating leases.  The future minimum rental payments required are approximately:

2006	$49,800
2007	40,140
2008	39,200
2009	40,320
2010	26,880
Total	$196,340

            The rental expense for office space was $242,472 and $312,021 for 2005 and 2004, respectively.

10.      FINANCING AGREEMENTS

            In December 2000, FPMC entered into a mortgage warehouse line of credit with Colonial Bank, N.A. ("Colonial") not to exceed $25,000,000.  This warehouse line of credit replaced a master loan participation agreement that FPMC had with another financial institution.  Under the new agreement, Colonial advances up to ninety-nine percent (99%) of the amount to be paid by the investor, but not to exceed the unpaid principal of the loan.  When the subject mortgage loan is sold in the secondary market, the Colonial advance is repaid.  Advances bear interest based on the 30-day LIBOR (London Interbank Offered Rate) plus 1.90% to 2.65% depending on the sublimit category.  Borrowings under the agreement are collateralized by mortgage loans held-for-sale.  Since September 2005, FPMC has made no draws under the warehouse line of credit, and in November 2005, FPMC entirely repaid the balance under the agreement.  Thus, at December 31, 2005, there were no advances outstanding under this agreement.

This line of credit agreement has been amended on several occasions as follows:

(continued)

10.      FINANCING AGREEMENTS (Continued)

On February 20, 2001, this line of credit was amended to increase the maximum amount to $35,000,000 and on April 10, 2001, it was amended to a maximum amount of $50,000,000.  On August 29, 2001, the line of credit was reduced to a maximum of $45,000,000.  This line of credit was amended on October 31, 2002, with a scheduled maturity date of April 30, 2003.  On April 30, 2003, the mortgage warehouse line of credit was amended, extending the maturity date to August 29, 2003.  On August 29, 2003, the maturity date was once again extended.  On December 11, 2003, the Company amended the mortgage warehouse line of credit to a $35,000,000 maximum principal amount and extended the maturity date to June 30, 2004.  The line of credit was temporarily extended by letter agreements dated June 9, 2004, September 28, 2004, October 18, 2004, November 30, 2004 and December 15, 2004.  On December 29, 2004, FPMC executed the Eighth Amendment to the Mortgage Warehouse Loan, reducing the maximum principal amount to $25 million and extending the maturity date to June 30, 2005.

The line of credit agreement includes certain financial covenants.  On December 31, 2004, FPMC was in violation of certain covenants related to this agreement.  Colonial has waived the violation of the covenants as of December 31, 2004.  In March 2005, the agreement was amended to extend the maturity date to June 30, 2005, and reduce the adjusted tangible net worth requirement to $2,500,000.  In addition, the Company contributed $1,500,000 in equity to FPMC.  Pursuant to the provisions of the agreement, the line of credit was temporarily extended by letter agreements dated June 23, 2005, July 28, 2005 and August 26, 2005, respectively, with the final agreement extending the maturity date to September 30, 2005.

On September 30, 2005, FPMC executed the tenth amendment to the Mortgage Warehouse Loan, extending reducing the maximum principal amount to $5,000,000 and extending the maturity date to December 31, 2005.  Subsequent to year-end, FPMC executed the eleventh amendment to the Mortgage Warehouse Loan, extending the maturity date to March 31, 2006.  As discussed in Note 2, FPMC has received a letter from Colonial, declining to extend the loan beyond March 31, 2006.

In September 2005, FPMC entered into a loan participation agreement with CSB.  Under this agreement, CSB has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When a mortgage loan is sold in the secondary market, CSB recoups its investment plus a specified yield on its investment.  Since September 2005, FPMC has funded all of the mortgage loans it has originated under this agreement.  As of December 31, 2005, the balance of participations sold under this agreement amounted to $15,670,637.  As discussed in Note 2, CSB will cease purchasing participations from FPMC on or before April 30, 2006.

In 2003, FPMC entered into a loan participation agreement with Colonial Bank amounting to $10 million.  Under this agreement, Colonial Bank owned a participation interest in new loans originated by the Company that meet certain underwriting criteria.  When a participated loan was sold in the secondary market, Colonial Bank was paid its participation amount plus a specified yield on its investment.  FPMC ceased using this participation agreement as a source of funding in September 2005.  The participation agreement expired and was not renewed.  As of December 31, 2005, $0 in participations were outstanding under this agreement.

(continued)

10.      FINANCING AGREEMENTS (Continued)

In 2004, FPMC borrowed $825,000 from Citizens State Bank, a related party through common ownership.  Prior to December 31, 2004, Citizens State Bank sold the loan to Bluebonnet Investments, Ltd., another related party through common ownership.  The balance of the loan on December 31, 2005, was $671,822.

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development ("HUD") in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the net present value of the obligation and reduced the amount of the loan loss reserve.  The obligation carries an interest rate of 1.0% and is payable in 24 monthly installments.  In March 2005, this repayment plan was amended to increase the obligation by $45,793.  As of December 31, 2005, the principal balance of this obligation was $143,219.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. ("CMI").  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation.  FPMC booked a note payable to CMI for the net present value of the remaining balance of the obligation and reduced the amount of the loan loss reserve.  The agreement calls for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  As of December 31, 2005, the principal balance of this obligation was $1,606,300.

In December 2005, the Company executed three Promissory Notes for an aggregate principal amount of $1.2 million.  One of the notes is payable to Bluebonnet Investments, Ltd., a Texas limited partnership ("BIL") for $350,000 ("Note 1").  The other two notes are payable to JRPM Investments, Ltd., a Texas limited partnership ("JRPM") for $350,000 ("Note 2") and $500,000 ("Note 3").  David W. Mann, the president, chief executive officer and chief financial officer of the Company, is a general and limited partner of JRPM and RAM Investors, Inc., a corporation of which Mr. Mann is the sole owner, is the other general partner of JRPM.  Bluebonnet Enterprises, Inc., a corporation which is owned by a trust established for the benefit of Mr. Mann and of which Mr. Mann is the president, is the sole general partner of BIL.

The principal amount of each Note is payable in full on December 29, 2006, and interest is payable monthly at the rate of interest published by the Wall Street Journal (WSJ) as the base rate on corporate loans plus 2%.  Upon an event of default under the Notes, the interest rate on each Note will increase by 1%, payable on demand.  Each Note is secured by a deed of trust against certain real property owned by the Company or its subsidiaries and each of Note 2 and 3 is also secured by a pledge of stock of direct or indirect subsidiaries of the Company.  Each of Note 2 and Note 3 is convertible into shares of common stock (the "Common Stock") at the election of the holder.  The conversion price of Note 2 is equal to the greater of $2.50 per share or the book value per share as of the date of conversion.  Unless book value per share exceeds $2.50 on the date of conversion, Note 2 is convertible into 140,000 shares.  The conversion price of Note 3 is $1.5315249 per share and so Note 3 is convertible into 326,472 shares.  The conversion prices of Notes 2 and 3 (and therefore the numbers of shares into which these Notes are convertible) are subject to adjustment under customary anti-dilution provisions.  Notes 2 and 3 are convertible in whole or in part from date of issuance until their maturity dates or the dates they are paid in full.

 11.      RELATED PARTY TRANSACTIONS

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

On or shortly after July 31, 2002, several transactions took place which resulted in the elimination of Key Group, FPHI and Security.  FPMC became a wholly-owned subsidiary of the Company.  Additionally, the Company contributed its 52% ownership of First Apex Re, Inc. ("FAR") to FPMC as contributed capital.

On December 29, 2004, FPMC and Apex Lloyds Insurance Company, which owned the remaining 48% of FAR, sold their respective interests in FAR to Security Bancshares, Inc. a Texas bank holding company related to the Company by common ownership.  The purchase price of $1,113,868 was based on the fair market value of the capital stock of FAR as of October 31, 2004, as determined by a Valuation of Capital Stock prepared by ATI Capital Group, Inc., dated November 23, 2004.  Bernstein, Conklin & Balcomb, business valuation advisors, reviewed the Stock Purchase Agreement and indicated the valuation of the capital stock of FAR was fair from a financial point of view.

On March 31, 2005, the Company sold its 100% ownership interest in (i) Apex Lloyds and (ii) Texas Apex, Inc., a Texas corporation ("Texas Apex"), to SBI.  As consideration for the shares of Texas Apex and Apex Lloyds common stock sold to SBI, the Company received (i) cash in the amount of $1,640,963 and (ii) marketable securities with a market value on the date of sale of $498,686.  This purchase price was the fair market value of Texas Apex and Apex Lloyds as determined by an independent appraiser.  Prior to approving the sale to SBI, the Board of Directors of the Company received an opinion from an independent business valuation advisor regarding the fairness of the transaction to the Company's shareholders.  Also in connection with the sale of Apex Lloyds, Shelter Resources, Inc., a wholly-owned subsidiary of the Company, purchased from Apex Lloyds the office building used by Apex Lloyds located at 825 Washington Avenue, Waco, Texas and consisting of 14,475 square feet.  The building was purchased by Shelter Resources, Inc. for $184,387, which was the value of the building on the books of Apex Lloyds.

FPMC recorded related party accounts receivables in the amount of $742,760 and $842,755 for the years ended December 31, 2005 and 2004, respectively.  The receivables had been recorded in prior years for amounts expected to be received from the Parent upon utilization of the net operating loss carryforwards.  Due to the going concern issue discussed in Note 2, FPMC reserved $739,958 of this amount resulting in a remaining related party accounts receivable in the amount of $2,802 as of December 31, 2005.

FPMC leases real estate from JRPM Investments, Ltd., a related party through common ownership.  During 2005, FPMC paid $112,584 to this related party in lease payments.

(continued)

11.       RELATED PARTY TRANSACTIONS (Continued)

In 2004, FPMC borrowed $825,000 from CSB.  During 2004, FPMC paid CSB $35,901 in principal payments, $25,921 in interest payments, and $5,771 in loan fees related to this loan.  Prior to year-end, CSB sold the loan to Bluebonnet Investments, Ltd., another related party through common ownership, and FPMC paid $280 in interest to Bluebonnet.  In 2005, FPMC paid Bluebonnet Investments, Ltd. $117,277 in principal payments and $53,050 in interest payments related to this loan.

In September 2005, FPMC entered into a loan participation agreement with CSB.  Under this agreement, CSB has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  As of December 31, 2005, the balance of participations sold under this agreement amounted to $15,670,637.  As discussed in Note 2, CSB will cease purchasing participations from FPMC on or before April 30, 2006.

In December 2005, the Company executed three Promissory Notes for an aggregate principal amount of $1.2 million.  One of the notes is payable to Bluebonnet Investments, Ltd., for $350,000.  The other two notes are payable to JRPM Investments, Ltd. for $350,000 and $500,000.  These promissory notes are discussed more fully in Note 10.

The Company also provides accounting, personnel, general and administrative, and information technology services to entities that are related through common ownership.  The Company billed approximately $407,000 and $315,000 to these entities in 2005 and 2004, respectively.

12.       INCOME TAXES

            The provision for income taxes consists of the following components at December 31, 2005 and 2004:

	2005	2004

Income tax expense computed
at corporate Federal rate	$(1,747,134)	$(1,143,273)

Change in reserve for deferred tax asset	1,987,193	829,252

Nondeductible income and expenses	60,991	15,934

	$301,050	$(298,087)

(continued)

12.       INCOME TAXES (Continued)

            The deferred tax benefit in the accompanying balance sheet at December 31, 2005, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$4,468,884

Deferred tax benefit attributable to reserve
for losses under servicing agreements,
marketing and insurance	876,452

Deferred tax benefit applicable to unrealized
gain on investment securities	12,595

Deferred tax asset valuation allowance	(5,357,931)

Net deferred tax asset	$-

            The valuation allowance increased due primarily to change in the amount deferred relating to reserve for losses under servicing and insurance, difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 2004, and the amount of net operating loss carryforward realized for book purposes in 2005.

            A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization.  The net deferred tax asset relates to benefits available at a subsidiary level where an unconsolidated return is filed.

            At December 31, 2005, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $6.8 million which expire in 2006 and 2018 through 2020.

13.       COMMITMENTS AND CONTINGENCIES

Servicing

            Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $92,000 and $408,000 at December 31, 2005 and 2004, respectively, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current.  The majority of these loans were charged against the Company's reserve for losses under servicing agreements during 2005.  The remaining loans are Company related and do not require cash reserve balances.

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

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development ("HUD") in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  The obligation was payable in 24 monthly installments.  In March 2005, this repayment plan was amended to increase the obligation by $45,793.  The loan loss reserve was reduced by this amount and the repayment terms of the obligation were amended.  Subsequent to year-end, this repayment plan was amended again to increase the principal debt by $239,419.  The loan loss reserve was reduced by this amount and the repayment terms of the obligation were once again amended.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. ("CMI").  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation, reducing the balance of the obligation to $1,463,066.  The loan loss reserve was further reduced by this amount.  The agreement calls for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The agreement also allows CMI to revise the settlement amount based on loss reimbursement statements sent by CMI to FPMC.  Subsequent to year-end, the agreement was amended to increase the obligation by $224,182.  The loan loss reserve was reduced by this amount.

At December 31, 2004, the Company reported estimated losses for indemnifications and early payment defaults on loans sold (loan loss reserve) in the amount of $1,969,296.  During 2005, the Company recorded provisions for losses in the amount of $2,577,800, charge-offs of $2,138,581 and recoveries of $35,367, resulting in loan loss reserve in the amount of $2,443,882 at December 31, 2005.

(continued)

13.       COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification of Mortgage Loans Sold (Continued)

Subsequent to December 31, 2005, FPMC entered into a Settlement Agreement with Washington Mutual Bank, FA ("WAMU") in the amount of $1,016,850 for settlement of various claims.  FPMC booked a note payable to WAMU for the amount of the obligation and reduced the amount of the loan loss reserve.

HUD Requirements

FPMC is required to maintain a certain specified level of minimum net worth and liquidity to maintain its approved status with HUD.  As of December 31, 2005, the minimum net worth requirement was $408,750 and the minimum liquidity requirement was $100,000.

HUD adjusts the net worth by deducting unacceptable assets, which include receivables from related entities.  As of December 31, 2005, FPMC's adjusted net worth is $803,084 below HUD's minimum net worth requirement.  FPMC exceeded HUD's liquidity requirement.

            Other

The Company is involved in various other claims and legal actions arising in the ordinary course of business.  Historically, the ultimate disposition of these matters has not had a material adverse effect on the Company's financial condition.  It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.  Certain accruals for loss contingencies have been recorded in the financial statements of the Company.  No adjustments were made based on the going concern of the Company referred to in Note 2.

14.       SEGMENT REPORTING

The Company operates principally in two segments, mortgage banking and insurance sales.  The corporate and other segment includes underwriting credit insurance, and consulting services through the Company's wholly-owned subsidiaries.

(continued)

14.       SEGMENT REPORTING (Continued)

            Information concerning the Company's operations in different segments follows:

	Mortgage	Insurance	Corporate
	Banking	Sales	and Other	Consolidated

For the Year Ended 12/31/05

Revenue	$ 5,445,008	$ 119,896	$ 412,697	$ 5,977,601
Operating profit (loss)	(4,923,133)	24,358	(298,664)	(5,197,439)
Identifiable assets	3,224,189	24,634	1,397,917	4,646,740
Depreciation	55,136	1,071	277,322	333,529
Capital expenditures	91,771	-	187,431	279,202

For the Year Ended 12/31/04

Revenue	$ 6,513,664	$ 781,051	$ 393,625	$ 7,688,340
Operating profit (loss)	(3,197,535)	112,644	(277,677)	(3,362,568)
Identifiable assets	28,345,616	2,808,981	(474,834)	30,679,763
Depreciation	105,218	7,987	9,425	122,630
Capital expenditures	736,685	6,943	-	743,628

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

            Mortgage Loans Held-for-Sale

                   Mortgage loans held-for-sale are recorded net of participations sold to investors.  The fair value of mortgage loans held-for-sale is based upon the estimated price the investor is willing to pay.  The value of these loans  at December 31, 2005, are:

	Carrying	Market
	Value	Value

Mortgage loans held-for-sale (gross)	$15,927,411	$16,008,014

(continued)

15.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            Mortgage Loans Held-for-Investment

                   Mortgage loans held-for-investment are net of any discounts.  The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans.  The value of these loans at December 31, 2005, are:

	Carrying	Market
	Value	Value

Mortgage loans held-for-investment	$ 28,938	$ 28,938

16.       CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at several depository institutions.  Cash accounts at these institutions are insured by the FDIC for up to $100,000 for each account.  Amounts in excess of insured limits were approximately $2.4 million at December 31, 2005.  Of that balance, approximately $163,000 relates to funds on deposit in the settlement account with a depository institution.  The primary function of this account is to receive payment on loans sold which were financed by the depository institution.  When payments are received, the balance is distributed to the depository institution and the Company, based upon the financing agreement.

17.       RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of 21 and have completed one year of service.  The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer.  During 2003, the Company made matching contributions equal to 50% of the amount of the salary reduction up to 2% plus 25% for reductions in excess of 2% to a maximum of 4%.  During 2004, the Company ceased making matching contributions for FPMC employees.  For the year ended December 31, 2005, the Company incurred a total contribution expense of $15,767.

