Form 10QSB
period 2006-03-31
FIRST FINANCIAL CORP /TX/
filed 2006-05-15
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended March 31, 2006

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
Yes __     No  X

Number of shares of the Issuer's Common Stock outstanding on March 31, 2006 was 173,528.

Transitional Small Business Disclosure Format (check one)                                      Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION
March 31, 2006

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
March 31, 2006

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2006 and 2005

Consolidated Statements of Cash
Flow for the Three-Months
ended March 31, 2006 and 2005	3

Notes to Consolidated Financial
Statements	4-6

Item 2. Management's Discussion and Analysis
Or Plan of Operation	6-11

Item 3. Controls and Procedures	11

Part II Other Information

Item 1. Legal Proceedings	11

Item 6. Exhibits	11

First Financial Corporation
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

Assets
------
Cash and cash equivalents	$607,287
Restricted cash	-
Accounts receivable, net of allowance for doubtful
accounts of $94,225	176,758
Marketable investment securities	107,835
Restricted marketable investment securities	-
Real estate held for investment,at cost	553,836
Mortgage loans	212,457
Property and equipment	1,268,771
Other assets	390,441

Total Assets	$3,317,385

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Note payable	4,385,057
Accounts payable	401,551
Estimated reserve for indemnifications and early payment default losses	1,263,824
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	341,099

Total Liabilities	6,391,531

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	(3,572,786)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	14,247

(3,038,837)
Less:Treasury stock - at cost	(35,309)

Total Stockholders' Deficit	(3,074,146)

Total Liabilities and Stockholders' Deficit	$3,317,385

See accompanying notes to consolidated financial statements.

	First Financial Corporation
	Consolidated Statements of Income
	Three months ended March 31, 2006
	(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Loan administration	$775,374	$1,084,524
Interest income	4,649	346,958
Other income	254,401	331,738
Total Revenues	1,034,424	1,763,220

Expenses:
Salaries and related expenses	975,067	1,139,323
Interest expense	75,751	312,478
Provision for Loan Losses	8,778	15,576
Other operating expenses	728,560	788,262
Total Expenses	1,788,156	2,255,639

Income (loss) before income taxes,	(753,732)	(492,419)

Federal income taxes	-	-
Net income (loss)	(753,732)	(492,419)

Other comprehensive income:
Unrealized holding gains (losses)	12,868	(14,327)
Comprehensive income (loss)	$(740,864)	$(506,746)

Income Per Common Share	($4.27)	($2.92)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended

	2006	2005

Cash flows from operating activities:
Net income (loss)	($753,732)	($492,419)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	345,027	105,443
Provision for loan losses	8,778	15,576
Loan and insurance losses paid	(1,188,837)	(353,879)
Realized (gains) losses on marketable investment securities	(11,669)	(153)
Net (increase) decrease in accounts receivable	(4,762)	(21,728)
Net (increase) decrease in other assets	132,791	(176,391)
Net increase (decrease) in accounts payable	4,022	121,707
Net increase (decrease) in reserve for losses under
insurance policies	-	(309,696)
Net increase (decrease) in other liabilities	(153,151)	(34,500)
(Increase) decrease in restricted cash used
in operating activities - net	-	479,495
Mortgage loans funded	(51,979,957)	(84,427,291)
Mortgage loans sold	57,811,287	79,381,883
Increase (decrease) in mortgage loans participations sold	(5,773,017)	4,334,666
Other	(16,298)	(12,357)

Net cash provided (used) for operating activities	(1,579,517)	(1,389,644)

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	61,669	1,724,520
Purchases of marketable investment securities	(136,669)	(904,648)
Unrealized holding (gain) loss	12,868	(14,327)
Purchase of property and equipment	(267,887)	(94,238)
Principal collections on mortgage loans	11,745	4,674
(Increase) decrease in deferred gain on sale of property & equipment	-	43,780

Net cash provided (used) for investing activities	(318,274)	759,761

Cash flows from financing activities:
Net change in short term borrowings		947,374
Proceeds from notes payable	1,138,343	-
Payments on notes payable	(187,752)	-

Net cash used for financing activities	950,591	947,374

Net increase (decrease) in cash and cash equivalents	(947,200)	317,491
Cash and cash equivalents at beginning of year	1,554,487	1,675,465

Cash and cash equivalents at end of period	$607,287	$1,992,956

Supplemental Disclosure of Cash Flow Information
Interest Paid	$68,736	$271,002

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PART I - FINANCIAL INFORMATION

1 - Basis of Presentation

The financial information included herein for First Financial Corporation, and all of its wholly owned subsidiaries (the "Company") is unaudited; however, such unaudited information reflects all adjustments which are, in management's opinion, necessary for a fair presentation of the financial position, results of operations and statement of cash flows for the interim periods, assuming that the Company will continue as a going concern. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ significantly from those estimates.

The results of operations and changes in cash flow for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At March 31, 2006, the Company has unrestricted cash and cash equivalents of $.6 million and an accumulated deficit of $3.1 million.  At December 31, 2005, the Company had cash and cash equivalents of $1.6 million and an accumulated deficit of $2.3 million.  The Company incurred a net loss before income taxes of $.74 million during the three months ended March 31, 2006 and a net loss before income taxes of $5.477 million during the year ended December 31, 2005.

First Preference Mortgage Corporation ("FPMC"), a wholly owned subsidiary of the Company, had incurred net losses of $4.9 million and $2.46 million for the years ended December 31, 2005 and 2004, respectively.

In prior years, FPMC's primary funding source was a mortgage warehouse line of credit from Colonial Bank. During 2005, the Company has been unable to maintain certain borrowing covenants (i.e. minimum adjustable tangible net worth) resulting in the Company being unable to borrow money under the line of credit to fund mortgage loan originations.  Subsequent to year-end, FMPC received a declination letter from Colonial Bank indicating that the line of credit would not be extended beyond March 31, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas ("CSB"), related through common ownership.  The sale of participations to CSB has been the Company's only source of funding since October 2005.  Because CSB is related through common ownership, CSB is limited in the amount of money it is permitted to fund as a percentage of the Company's total funding sources over a 12-month period.  Therefore, CSB issued a declination letter indicating that it will cease purchasing participations from FPMC on April 30, 2006, or sooner if required by law.

In order to participate in the FHA mortgage insurance program, FPMC is required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development ("HUD").

The significant losses for the current quarter ended March 31, 2006, the years ended December 31, 2005 and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create an uncertainty about FPMC's ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company's only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC is unable to continue as a going concern.

The revenue from FPMC represents over 90% of the Company's total revenue.  Therefore, the financial condition of FPMC creates an uncertainty about the Company's ability to continue as a going concern.

3 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

4 - Income Taxes

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

5 - Subsequent Event

Subsequent to March 31, 2006, FPMC sold its 100% ownership interest in Tri-Triangle Agency, Inc ("TIA"), to Security Insurance Services, Inc. ("SISI") a subsidiary of CSB that is related to the Company by common ownership.  The cash price paid of $59,158 was based on the net asset value of TIA as of March 31, 2006.  The net asset value includes the Shareholders Equity of TIA as of March 31, 2006, the net book value of all fixed assets plus $1,000 and the appraised value of the insurance book of business as determined by an appraisal prepared by an independent appraiser, dated March 1, 2006.

6 - Contingencies

In the ordinary course of business, the Company sells loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (i.e., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, the Company has no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure as further discussed in Item 2.  At March 31, 2006, the estimated reserve for indemnifications and early payment default losses was $1,263,824.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $(753,732) for the three months ended March 31, 2006 compared to net loss of $(492,419) for the same period in 2005.  Loan administration revenues were $775,374 for the first three months of 2006 compared to $1,084,524 for the same period of  2005.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the three months ended March 31, 2006, FPMC funded approximately $52 million in mortgage loans compared to approximately $84 million, respectively during the same period in 2005. In addition, the revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $(184,457) for the three months ended March 31, 2006 compared to the same period in 2005. This decrease is due to the reduction in mortgage loans sold during the three months ended March 31, 2006 compared with the same period in 2005. The amount of loans sold during the period decreased by approximately $(20 million) from the same period in 2005.

Through September 30, 2005, the loans held for sale were being reported as an asset and the amount owed on those loans to Colonial Bank, FPMC's warehouse line of credit lender, were reported as a liability.  Starting October 1, 2005, the Company sold participations in the loans up to 99% of the face value of the loan to CSB.  Thus the loans held for sale were reported net of the participations sold. The interest earned and the interest owed on the loans by the Company was based on the remaining 1% interest held by the Company.

Interest income for the three months ended March 31, 2006 amounted to $4,649 compared to $346,958 for the same period in 2005. During this period, the interest income earned on mortgages held-for-sale decreased by approximately $327,569 from the same period in 2005 primarily due to the reduction in the volume of residential mortgage loans funded and the interest earned being reported on the loans net of the participation sold versus the interest earned being reported on the face value of the loan, as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the three months ended March 31, 2006 amounted to $254,401 compared to $331,738 for the same period in 2005.  The decrease is primarily due to the reduction in the volume of residential mortgage loans funded.

Another factor affecting the decrease in the Company's revenue and net income for the quarter ended March 31, 2006 as compared to March 31, 2005 was the Company's sale of Apex Lloyds Insurance Company ("Apex Lloyds") on March 31, 2005. The Company realized a gain on the sale of $73,234. The Company's consolidated statements of income include the revenue and expense of Apex for the period January 1, 2005 to March 31, 2005. During the three months ended March 31, 2005, Apex had total insurance revenues of approximately $71,417.

Salaries and related expenses decreased to $975,067 for the three month ended March 31, 2006, compared to $1,139,323 for the three month ended March 31, 2005. This decrease is primarily due to the reduction in commission and bonuses earned on the reduced volume of new retail residential mortgage loans originated during the three months ended March 31, 2006 compared to the same period in 2005 as previously discussed.  The decrease is also due to the reduction in staff and other cost reductions such as employee wage concessions, the closing of the operations centers in Houston and Hurst, Texas, and selling the Arlington, Texas retail branch.

For the three months ended March 31, 2006, interest expense amounted to $75,751 compared to $312,478 for the same period in 2005.  The reduction of interest expense is primarily due to the reduction in the borrowings used to fund a reduced volume of residential mortgage loans and the interest owed being reported on the loan net of the participation sold versus the interest owed being reported on the face value of the loan, as discussed above.

Other operating expenses for the three months ended March 31, 2006 were $728,560 compared to $788,262 for the same period in 2005. This decrease is primarily due to the reduction in loan production expenses, secondary marketing expenses and loan servicing expenses on a reduced volume of loans funded for the three months ended March 31, 2006 compared to the same period in 2005.

The Company is at risk under certain of its agreements with private investors and with the Department of Housing and Urban Development ("HUD") for credit losses and cost of foreclosure on default of the borrower.

FPMC entered into a Workout and Forebearance Agreement with CitiMortgage, Inc. ("CMI"), effective July 20, 2005 related to indemnity obligations under a Loan Purchase Agreement in which FPMC is obligated to repurchase certain loans from CMI.  Prior to the execution of the Workout and Forebearance Agreement, the loss exposure was included in the reserve for indemnifications and early payment default losses.  As of March 31, 2006, the net present value of amounts payable to CMI, which has been included as a component of the note payable on the accompanying consolidated balance sheet, were $1,596,442. The amount added to the note payable during the three months ended March 31, 2006 was $224,182.

FPMC entered into a Stipulation of Settlement Agreement with Washington Mutual Bank, FA ("Washington Mutual") effective February 21, 2006, related to indemnity obligations under a Loan Purchase Agreement in which FPMC is obligated to repurchase certain loans from Washington Mutual.  Prior to the execution of the Stipulation of Settlement Agreement on February 21, 2006, the loss exposure was included in the reserve for indemnifications and early payment default losses.  After execution of the agreement the net present value of amounts payable to Washington Mutual of $595,307 has been included as a component of note payable on the accompanying consolidated balance sheet.

In addition to its agreement with CMI and Washington Mutual, FPMC has agreements with the Department of Housing and Urban Development ("HUD") under which FPMC is at risk for credit losses and cost of foreclosure on default of the borrower.  In January 2005, FPMC entered into a repayment plan with HUD in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  In March 2005 and February 2006, the amount payable under this plan and the note payable amount were increased by $45,793 and $239,419, respectively, so that as of March 31, 2006 the total amount owed under this plan was $337,245, payable in installments of $15,012 per month, including interest.  As a result of this plan, the Company has booked charges against its loan loss reserve in the aggregate amount of $479,406.  The net present value of the settlements with CMI, Washington Mutual and HUD aggregating $3,095,973 have been charged against the Company's loan loss reserve, the amount of which, at March 31, 2006, was $1,263,824, as compared to $1,777,523 at March 31, 2005.  During the quarter ended March 31, 2006, the Company increased its provision for loan losses, indemnifications and early default losses by $8,778, resulting in a charge against income in that amount, as compared to a charge of $15,576 for the same period in 2005.  The Company calculates the loan loss reserve based on historical loan losses, recoverability of losses under the Company's Errors and Omissions ("E&O") insurance policy as well as other factors.  For additional information about the Company's claims under its E&O insurance policy see Liquidity and Capital Resources.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the three months ended March 31, 2006, unrealized holding gains amounted to $12,868 compared to unrealized holding losses of $(14,327) for the same period in 2005.

Financial Condition

At March 31, 2006, the Company's total assets were $3,317,385 compared to $30,604,379 at March 31, 2005.  As discussed under Results of Operations, above, for the three months ended March 31, 2006, total assets includes only the net amount of the loans originated less the loan participations sold.  For the three months ended March 31, 2005, included in assets were the loans held for sale and the amount borrowed for these loans was shown as a liability of the Company.  The reduction in total assets is also reflected in cash decreasing by approximately $1.3 million from March 31, 2005 to March 31, 2006, accounts receivables decreasing by approximately $.57 million from March 31, 2005 to March 31, 2006, and marketable investment securities decreasing by approximately $.40 million from March 31, 2005 to March 31, 2006.  Stockholders' deficit of the Company was $(3,074,146) at March 31, 2006 and the stockholders' equity was $2,636,695 at March 31, 2005.

Liquidity and Capital Resources

Up until April 28, 2006, the Company's primary sources of liquidity were proceeds from the sale of mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under the Company's warehouse credit facilities. The Company's use of cash included the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, loan repurchase and indemnity obligations, operating and general and administrative expenses and capital expenditures. On a consolidated basis, cash and cash equivalents were $607,287 at March 31, 2006.  In addition, the Company has asserted claims against its errors and omissions insurer with respect to errors occurring in the origination of loans, particularly the failure of FPMC's employees to obtain FHA insurance for the loans.  The Company expects to recover at least $300,000, with respect to these claims.

FPMC had a mortgage warehouse line of credit with Colonial totaling $5,000,000 which expired on March 31, 2006. This agreement contained certain financial covenants including requirements that FPMC maintain adjusted tangible net worth above $833,000 and total liabilities to adjusted tangible net worth not exceeding 12 to 1. The obligations under this agreement are guaranteed under an Unlimited Continuing Guaranty Agreement executed by David W. Mann.  By letter received March 29, 2006, FPMC was notified by Colonial that Colonial would neither renew nor extend the Colonial Agreement beyond its March 31, 2006 maturity date.

Effective September 26, 2005, FPMC established a temporary loan participation agreement with Citizens State Bank ("CSB"), which is related to the Company by common ownership. Under this agreement, CSB had the option to purchase an undivided interest in residential mortgage loans originated by FPMC and that meet the underwriting criteria of the financial institution, at its sole discretion.  When the subject mortgage loan was sold in the secondary market, the financial institution recoups its investment plus a specified yield on its investment. At March 31, 2006, approximately $9.9 million participations were outstanding under this agreement. Also, effective September 26, 2005, FPMC entered into an Amended and Restated Tri-Party Agreement with CSB and Colonial Bank in which Colonial will act as administrator for loan fundings in which CSB has purchased a participation interest from FPMC.   By letter received March 29, 2006, FPMC was notified by CSB that CSB would discontinue purchasing participations in the loans originated by FPMC, as a result of which no such loans have been originated by the Company since April 28, 2006.

Management's Plan

On April 28, 2006, the Company discontinued its mortgage loan operations, its only significant continuing sources of revenue.  FPMC will continue to sell all the participation loans owned by CSB that FPMC originated, in which FPMC retained a 1% interest.  The face amount of these loans as of March 31, 2006 was $9,997,596 and the value as of April 28, 2006 was $12,818,448.  FPMC will be entitled to retain the excess of the sales price of these loans over the amount of CSB's participation in the loans plus interest.  FPMC will be required to pay to CSB any shortfall between the sales proceeds and CSB's participation amount plus interest.

FPMC is seeking to enter into an agreement with Citizens Mortgage Corporation ("CMC"), a subsidiary of CSB, under which CMC would acquire certain of FPMC's mortgage operations and related assets at a price to be determined by appraisal as of March 31, 2006.  If this agreement is consummated, the purchase price for FPMC's assets would be in the form of cash for the appraised value of the fixed assets and in the form of stock being issued by Security Bancshares, Inc. ("SBI"), the parent of CSB, for the goodwill and other remaining assets of FPMC, if any.  Also, CMC has already hired 39 of FPMC's former employees.

The Company (including FPMC) is also seeking to enter into an agreement with its secured creditors, Bluebonnet Investments, Ltd., a Texas limited partnership ("BIL"), and JRPM Investments, Ltd., a Texas limited partnership ("JRPM"), for the release and satisfaction of its obligations to those entities, aggregating $1,854,209, including interest, as of April 30, 2006.  David W. Mann, the president, chief executive officer and chief financial officer of the Company, is a general and limited partner of JRPM, and RAM Investors, Inc., a corporation of which Mr. Mann is the sole owner, is the other general partner of JRPM.  Bluebonnet Enterprises, Inc., a corporation which is owned by a trust established for the benefit of Mr. Mann and of which Mr. Mann is the president, is the sole general partner of BIL.  Further information as to the Company's obligations to BIL and JRPM may be found under the heading "Liquidity and Capital Resources" in Item 6 (Management's Discussion and Analysis or Plan of Operation) of the Company's Form 10-KSB for the year ended December 31, 2005.

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

Forward-looking Information

Certain statements made above and elsewhere in this Form 10-QSB constitute "forward-looking statements," including but not limited to those identified by the words "expect," "believe," "seek to," "intend," "will," "possible," "may" and similar expressions that are attributed to the Company or its management. No forward-looking statements of the Company or its management are guarantees of future outcomes. These statements involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the value that can be obtained from the sale of participation loans and Company assets and the terms on which creditors will agree to be repaid.

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended March 31, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting

PART II - OTHER INFORMATION

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

First Financial Corporation
____________________________________________________________________________

Date May 15, 2006	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)

