Form 10QSB
period 2006-06-30
FIRST FINANCIAL CORP /TX/
filed 2006-08-18
CIK 36315

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2006

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

Number of shares of the Issuer's Common Stock outstanding on July 31, 2006 was 173,528.

Transitional Small Business Disclosure Format (check one)    Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION
June 30, 2006

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
June 30, 2006

Consolidated Statements of Income	2
for the Six-Months ended
June 30, 2006 and 2005

Consolidated Statements of Cash
Flow for the Six-Months
ended June 30, 2006 and 2005	3

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
Or Plan of Operation	7

Item 3. Controls and Procedures	12

Part II Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	13

First Financial Corporation
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets
------
Cash and cash equivalents	$248,780
Restricted cash	-
Accounts receivable, net of allowance for doubtful
accounts of $148,848	19,985
Marketable investment securities	385,564
Restricted marketable investment securities	-
Real estate held for investment,at cost	-
Mortgage loans	108,004
Property and equipment	138,714
Other assets	205,914

Total Assets	$1,106,961

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Note payable	3,426,931
Accounts payable	349,982
Estimated reserve for indemnifications and early payment default losses	2,595,377
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	215,462

Total Liabilities	6,587,752

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	(6,162,732)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	197,548

(5,445,482)
Less:Treasury stock - at cost	(35,309)

Total Stockholders' Deficit	(5,480,791)

Total Liabilities and Stockholders' Deficit	$1,106,961

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
Loan administration	$326,087	$1,228,980	$1,101,461	$2,313,504
Interest income	1,115	304,079	5,764	651,037
Other income	1,061,931	216,866	1,316,332	548,604
Total Revenues	1,389,133	1,749,925	2,423,557	3,513,145

Expenses:
Salaries and related expenses	354,151	1,190,021	1,329,218	2,329,344
Interest expense	38,577	276,689	114,328	592,167
Provision for Loan Losses	1,704,067	639,432	1,712,845	655,008
Impairment of Assets	807,237	-	807,237	-
Other operating expenses	1,074,983	858,015	1,803,543	1,646,280
Total Expenses	3,979,015	2,964,157	5,767,171	5,222,799

Income (loss) before income taxes,	(2,589,882)	(1,214,232)	(3,343,614)	(1,709,654)

Federal income taxes	64	-	64	-
Net income (loss)	(2,589,946)	(1,214,232)	(3,343,678)	(1,709,654)

Other comprehensive income:
Unrealized holding gains (losses)	183,301	(6,068)	196,169	(20,395)
Comprehensive income (loss)	$(2,406,645)	$(1,220,300)	$(3,147,509)	$(1,730,049)

Income Per Common Share	($13.87)	($7.05)	($18.14)	($9.97)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended

	2006	2005

Cash flows from operating activities:
Net income (loss)	($3,343,678)	($1,709,654)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	1,285,455	195,431
Provision for loan losses	1,340,045	655,008
Loan and insurance losses paid	(1,188,551)	(360,479)
Realized (gains) losses on marketable investment securities	(11,669)	(7,272)
Gain on sale of real estate held for investment	(696,164)	-
Net (increase) decrease in accounts receivable	152,011	(9,636)
Net (increase) decrease in other assets	317,318	42,700
Net increase (decrease) in accounts payable	(47,547)	21,600
Net increase (decrease) in reserve for losses under
insurance policies	-	(308,696)
Net increase (decrease) in other liabilities	(278,789)	(191,310)
(Increase) decrease in restricted cash used
in operating activities - net	-	479,495
Mortgage loans funded	(70,392,273)	(164,464,166)
Mortgage loans sold	86,221,199	173,217,243
Increase (decrease) in mortgage loans participations sold	(15,670,637)	(1,850,227)
Other	6,073	3,822

Net cash provided (used) for operating activities	(2,307,206)	5,713,859

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	61,669	1,943,694
Purchases of marketable investment securities	(136,669)	(904,648)
Unrealized holding (gain) loss	(102,435)	(20,395)
Proceeds from sale of real estate held for investment	1,250,000	-
Purchase of property and equipment	(78,258)	(108,245)
Principal collections on mortgage loans	14,727	7,253
(Increase) decrease in deferred gain on sale of property & equipment	-	87,559

Net cash provided (used) for investing activities	1,009,034	1,005,218

Cash flows from financing activities:
Net change in short term borrowings		(6,712,993)
Proceeds from notes payable	1,138,343	-
Payments on notes payable	(1,145,878)	-

Net cash used for financing activities	(7,535)	(6,712,993)

Net increase (decrease) in cash and cash equivalents	(1,305,707)	6,084
Cash and cash equivalents at beginning of year	1,554,487	1,675,465

Cash and cash equivalents at end of period	$248,780	$1,681,549

Supplemental Disclosure of Cash Flow Information
Interest Paid	$193,749	$583,025

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2006, the Company has unrestricted cash and cash equivalents of $.24 million and an accumulated deficit of $5.5 million.  At December 31, 2005, the Company had cash and cash equivalents of $1.6 million and an accumulated deficit of $2.3 million.  The Company incurred a net loss before income taxes of $3.344 million during the six months ended June 30, 2006 and a net loss before income taxes of $5.477 million during the year ended December 31, 2005.

First Preference Mortgage Corporation ("FPMC"), a wholly owned subsidiary of the Company, had incurred net losses of $4.9 million and $2.46 million for the years ended December 31, 2005 and 2004, respectively.

In prior years, FPMC's primary funding source was a mortgage warehouse line of credit from Colonial Bank. During 2005, the Company was unable to maintain certain borrowing covenants (i.e. minimum adjustable tangible net worth) resulting in the Company being unable to borrow money under the line of credit to fund mortgage loan originations.  Subsequent to year-end, FMPC received a declination letter from Colonial Bank indicating that the line of credit would not be extended beyond March 31, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas ("CSB").  David W. Mann, the Company's chief executive officer and controlling beneficial owner, is also chief executive officer and controlling beneficial owner of CSB. The sale of participations to CSB has been the Company's only source of funding since October 2005.  Because CSB is related through common ownership, CSB is limited in the amount of money it is permitted to fund as a percentage of the Company's total funding sources over a 12-month period.  Therefore, CSB issued a declination letter indicating that it would cease purchasing participations from FPMC on April 30, 2006, or sooner if required by law.

In order to participate in the FHA mortgage insurance program, FPMC is required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development ("HUD").

The significant losses for the six months ended June 30, 2006, the years ended December 31, 2005 and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create an uncertainty about FPMC's ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company's only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC is unable to continue as a going concern.

The revenue from FPMC represents over 90% of the Company's total revenue.  Therefore, the financial condition of FPMC creates an uncertainty about the Company's ability to continue as a going concern.

3 - Notes Payable

During the month of June 2006, and subsequently, FPMC did not make payment to  CitiMortgage, Inc. ("CMI"), Washington Mutual Bank, FA ("Washington Mutual") or HUD as required by the agreements described above.  The last payments due in May 2006 under each of these three agreements were remitted in May 2006.  The notes payable to CMI and Washington Mutual are zero interest loans.  Upon FPMC's default of these two notes, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in a total increase to notes payable in the amount of $223,822.

4 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

5 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company has approximately $8 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any. A valuation allowance has been provided for all tax benefits.

6 - Subsequent Event

As reported in the Company's Form 8-K filed August 11, 2006, on August 8, 2006 FPMC received a letter from legal counsel to CMI dated August 7, 2006, declaring FPMC to be in default under its agreements with CMI by failing to make payments due in June, July and August 2006 under the Workout and Forbearance Agreement in the aggregate amount of $132,500.  CMI asserted that all amounts payable by FPMC under the Workout and Forbearance Agreement and the underlying loan agreements have been accelerated and demanded that amounts currently totaling $3,570,088 be paid by FPMC, or that acceptable arrangements be made for those amounts to be paid.  CMI also asserted related claims against certain affiliates of FPMC, including David W. Mann, the Company's chief executive officer and the beneficial owner of a majority of the Company's outstanding common stock.  FPMC is reviewing with legal counsel its response to CMI's demands.

7 - Contingencies

In the ordinary course of business, the Company sells loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (i.e., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, the Company has no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure as further discussed in Item 2.  At June 30, 2006, the estimated reserve for indemnifications and early payment default losses was $2,595,377.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $(3,343,678) for the six months ended June 30, 2006 compared to net loss of $(1,709,654) for the same period in 2005.  The Company had a net loss of $(2,589,946) for the three months ended June 30, 2006 compared to a net loss of $(1,214,232) for the same period in 2005.  Loan administration revenues were $1,101,461 for the first six months of 2006 compared to $2,313,504 for the same period of 2005.  Loan administration revenues were $326,087 for the quarter ended June 30, 2006 compared to $1,228,980 for the same period of 2005.  The decrease in loan administration revenues is the result of decreased loan origination fees from the Company's residential mortgage loan operations. During the six months ended June 30, 2006, FPMC funded approximately $70 million in mortgage loans compared to approximately $164.5 million during the same period in 2005.  In the quarter ended June 30, 2006, FPMC funded $16.6 million in mortgage loans compared to $80 million during the same period in 2005. Revenues from the sale of the mortgage loans to governmental and private investors decreased by approximately $(586,804) for the six months, and by $(402,347) for the three months ended June 30, 2006 compared to the same periods in 2005. This decrease is due to the reduction in mortgage loans sold during the six months and three months ended June 30, 2006 compared with the same period in 2005. The decrease in loans sold is primarily due to the discontinuation of mortgage funding operations after April 28, 2006 described under "Liquidity and Capital Resources."

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

Interest income for the six months ended June 30, 2006 amounted to $5,764 compared to $651,037 for the same period in 2005.  Interest income for the quarter ended June 30, 2006 was $1,115 compared to $304,079 for the same period in 2005.  This decrease in interest income is primarily due to the reduction in the volume of residential mortgage loans funded and the interest earned being reported on the loans net of the participation sold versus the interest earned being reported on the face value of the loan, as discussed above. FPMC earns interest from the date the mortgage loan is closed until the date the mortgage loan is sold to investors.

Other income for the six months ended June 30, 2006 amounted to $1,316,332 compared to $548,604 for the same period in 2005.  For the quarter ended June 30, 2006, other income was $1,061,931 compared to $216,866 for the same period in 2005.  This increase is primarily due to the gain realized on the transfer of the Company's investment in real estate in payment of secured debt of the Company and FPMC as further discussed in the Company's Form 8-K dated May 22, 2006.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the six months ended June 30, 2006, unrealized holding gains amounted to $196,169 compared to unrealized holding losses of $(20,395) for the same period in 2005.  For the quarter ended June 30, 2006, unrealized holding gains amounted to $183,301 as compared to losses of $(6,068) for the same period in 2005.

Another factor affecting the decrease in the Company's revenue and net income for the six months ended June 30, 2006 as compared to June 30, 2005 was the Company's sale of Apex Lloyds Insurance Company ("Apex Lloyds") on March 31, 2005. The Company realized a gain on the sale of $73,234. The Company's consolidated statements of income include the revenue and expense of Apex for the period January 1, 2005 to March 31, 2005. During the three months ended March 31, 2005, Apex had total insurance revenues of approximately $71,417.

Salaries and related expenses decreased to $1,329,218 for the six months ended June 30, 2006, compared to $2,329,344 for the six months ended June 30, 2005. FPMC incurred $354,151 in salaries and related expenses for the quarter ended June 30, 2006 compared to $1,190,021 dollars for the same period in 2005.  This decrease is primarily due to the reduction in staff and closing of operations during this quarter.  It is also due to reduced commission and bonuses earned on the reduced volume of residential mortgage loans originated during the six-month and three-month periods ended June 30, 2006 compared to the same periods in 2005 as previously discussed.

For the six months ended June 30, 2006, interest expense amounted to $114,328 compared to $592,167 for the same period in 2005.  Interest expense for the quarter ended June 30, 2006 amounted to $38,577 compared to $276,689 for the same time period in 2005.  The reduction of interest expense is primarily due to the reduction in the borrowings used to fund a reduced volume of residential mortgage loans and the interest owed being reported on the loan net of the participation sold versus the interest owed being reported on the face value of the loan, as discussed above.

Due to the discontinuance of FPMC's mortgage operations during the quarter ended June 30, 2006, the use by FPMC of certain technology based assets used in the mortgage business significantly changed before the end of its previously estimated useful life.  The impairment of value for these technology based assets resulted in an expense in the amount of $807,237 for the quarter ended June 30, 2006.

Other operating expenses for the six months ended June 30, 2006 were $1,803,543 compared to $1,646,280 for the same period in 2005. For the quarter ended June 30, 2006, other operating expenses amounted to $1,074,983 compared to $858,015 for the same period in 2005.  The Company recorded a provision for bad debts in the amount of $128,932 including $126,865 for the 6 months ending June 30, 2006 and the 3 months ending June 30, 2006, respectively based on the Company's analysis of its accounts receivable.

The Company is at risk under certain of its agreements with private investors and with the Department of Housing and Urban Development ("HUD") for credit losses and cost of foreclosure on default of the borrower.

FPMC entered into a Workout and Forebearance Agreement with CMI, effective July 20, 2005 related to indemnity obligations under loan purchase agreements under which FPMC is obligated to repurchase certain loans from CMI.  As of June 30, 2006, the total of amounts payable to CMI, which has been included as a component of the note payable on the accompanying consolidated balance sheet, was $2,084,032. The amount added to the note payable during the six months ended June 30, 2006 was $664,608 including $487,590 for the quarter ended June 30, 2006.

FPMC entered into a Stipulation of Settlement Agreement with Washington Mutual effective February 21, 2006, related to indemnity obligations under a Loan Purchase Agreement in which FPMC is obligated to repurchase certain loans from Washington Mutual.  The total of amounts payable to Washington Mutual is $685,000 as of June 30, 2006.

FPMC has agreements with the Department of Housing and Urban Development ("HUD") under which FPMC is at risk for credit losses and cost of foreclosure on default of the borrower.  In January 2005, FPMC entered into a repayment plan with HUD in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  In March 2005 and February 2006, the amount payable under this plan and the note payable amount were increased by $45,793 and $239,419, respectively, so that as of June 30, 2006 the total amount owed under this plan was $307,899, payable in installments of $15,012 per month, including interest.  As a result of this plan, the Company has booked charges against its loan loss reserve in the aggregate amount of $479,406.

The total amount of the settlements with CMI, Washington Mutual and HUD aggregating $3,426,931 have been charged against the Company's loan loss reserve, the amount of which, at June 30, 2006, was $2,595,377, as compared to $2,410,356 at June 30, 2005.  During the six months ended June 30, 2006, the Company increased its provision for loan losses, indemnifications and early default losses by $647,060, resulting in a charge against income in that amount, as compared to a charge of $655,008 for the same period in 2005.  For the quarter ended June 30, 2006, FPMC increased its provision for loan losses, indemnifications and early default losses by $1,827,119.  The Company calculates the loan loss reserve based on historical loan losses, recoverability of losses under the Company's Errors and Omissions ("E&O") insurance policy as well as other factors.  For additional information about the Company's claims under its E&O insurance policy see Liquidity and Capital Resources.

FPMC established a general reserve account on or about April 27, 2006 with Countrywide Home Loans, Inc. ("Countrywide") in the amount of $143,241 to make provision for certain obligations of FPMC that may arise under its loan purchase agreement with Countrywide under which FPMC is obligated to repurchase loans sold to Countrywide.  The general reserve account was established with payment from FPMC to Countrywide in the amount of $143,241.  Countrywide and FPMC are in negotiations regarding a Loss Reserve Agreement, which would govern the general reserve account, among other things. The amount in the general reserve account at Countrywide on June 30, 2006 was $111,277.

During the month of June 2006, and subsequently, FPMC did not make payment to CMI, Washington Mutual or HUD as required by the agreements described above.  The last payments due in May 2006 under each of these three agreements were remitted in May 2006.  The notes payable to CMI and Washington Mutual are zero interest loans.  Upon FPMC's default of these two notes, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in an increase to the note payable due CMI in the amount of $131,583 and an increase to the note payable due Washington Mutual in the amount of $92,239.

As reported in the Company's Form 8-K filed August 11, 2006, on August 8, 2006 FPMC received a letter from legal counsel to CMI dated August 7, 2006, declaring FPMC to be in default under its agreements with CMI by failing to make payments due in June, July and August 2006 under the Workout and Forbearance Agreement in the aggregate amount of $132,500.  CMI asserted that all amounts payable by FPMC under the Workout and Forbearance Agreement and the underlying loan agreements have been accelerated and demanded that amounts currently totaling $3,570,088 be paid by FPMC, or that acceptable arrangements be made for those amounts to be paid.  CMI also asserted related claims against certain affiliates of FPMC, including David W. Mann, the Company's chief executive officer and the beneficial owner of a majority of the Company's outstanding common stock.  FPMC is reviewing with legal counsel its response to CMI's demands.

Financial Condition

At June 30, 2006, the Company's total assets were $1,106,961 compared to $22,140,404 at June 30, 2005.  As discussed under Results of Operations, above, for the six months ended June 30, 2006, total assets includes only the net amount of the loans originated less the loan participations sold.  For the six months ended June 30, 2005, included in assets were the loans held for sale and the amount borrowed for these loans was shown as a liability of the Company.  The reduction in total assets is also reflected in cash decreasing by approximately $1.4 million from June 30, 2005 to June 30, 2006, accounts receivables decreasing by approximately $.71 million from June 30, 2005 to June 30, 2006, and marketable investment securities increasing by approximately $.1 million from June 30, 2005 to June 30, 2006.  Stockholders' deficit of the Company was $(5,480,791) at June 30, 2006 and the stockholders' equity was $1,413,392 at June 30, 2005.

Liquidity and Capital Resources

On April 30, 2006, FPMC sold its 100% ownership interest in Tri-Triangle Agency, Inc ("TIA"), to Security Insurance Services, Inc. ("SISI") a subsidiary of CSB that is related to the Company by common ownership.  The cash price paid of $59,158 was based on the net asset value of TIA as of March 31, 2006.  The net asset value includes the shareholders equity of TIA as of March 31, 2006, the net book value of all fixed assets plus $1,000 and the appraised value of the insurance book of business as determined by an appraisal prepared by an independent appraiser, dated March 1, 2006.

Until April 28, 2006, the Company's primary sources of liquidity were proceeds from the sale of mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under the Company's warehouse credit facilities. The Company's use of cash included the funding of mortgage loans prior to their sale, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, loan repurchase and indemnity obligations, operating and general and administrative expenses and capital expenditures. On a consolidated basis, cash and cash equivalents were $248,780 at June 30, 2006.  The Company has asserted claims against its errors and omissions insurer with respect to errors occurring in the origination of loans, particularly the failure of FPMC's employees to obtain FHA insurance for the loans.  The Company expects to recover up to $300,000 with respect to these claims.  In addition, the Company submitted a Proof of Loss for a Mortgage Bankers Blanket Bond with respect to loans which had been procured by fraud and/or forgery.  The Company expects to recover at least $168,000 with respect to these claims.

FPMC had a mortgage warehouse line of credit with Colonial totaling $5,000,000 which expired on March 31, 2006. By letter received March 29, 2006, FPMC was notified by Colonial that Colonial would neither renew nor extend the Colonial Agreement beyond its March 31, 2006 maturity date.

Effective September 26, 2005, FPMC established a temporary loan participation agreement with CSB. At March 31, 2006, approximately $9.9 million participations were outstanding under this agreement. Also, effective September 26, 2005, FPMC entered into an Amended and Restated Tri-Party Agreement with CSB and Colonial Bank in which Colonial will act as administrator for loan fundings in which CSB has purchased a participation interest from FPMC.   By letter received March 29, 2006, FPMC was notified by CSB that CSB would discontinue purchasing participations in the loans originated by FPMC, as a result of which no such loans have been originated by the Company since April 28, 2006.  On June 20, 2006, there were no participations outstanding under these agreements.

FPMC has been unsuccessful in obtaining any new source of funding for its mortgage activities.  Management does not expect those activities to resume.  FPMC had two employees as of June 30, 2006.

Management's Plan

FPMC is seeking to enter into an agreement with Citizens Mortgage Corporation ("CMC"), a subsidiary of CSB, under which CMC would acquire certain of FPMC's mortgage operations and related assets.  The terms of the sale are being discussed and final terms of the transaction have not been agreed upon.  If this agreement is consummated, the purchase price for FPMC's assets would consist of cash and/or stock being issued by Security Bancshares, Inc. ("SBI"), the parent of CSB.

FPMC is evaluating plans with legal counsel regarding a possible approach to negotiations and discussions concerning settling the claims of creditors against FPMC.

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

Forward-looking Information

Certain statements made above and elsewhere in this Form 10-QSB constitute "forward-looking statements," including but not limited to those identified by the words "expect," "believe," "seek to," "intend," "will," "possible," "may" and similar expressions that are attributed to the Company or its management. No forward-looking statements of the Company or its management are guarantees of future outcomes. These statements involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the value that can be obtained from the sale of the Company's mortgage operations and Company assets and the terms on which creditors will agree to be repaid.

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended June 30, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, feels that liability resulting from the litigation, if any, will no have a material effect on the financial position of the Company.

Item 6. Exhibits

Exhibit 10.1  Secured Debt Settlement Agreement dated as of May 16, 2006, by and among the Company, First Preference Mortgage Corp., JRPM Investments, Ltd. and Bluebonnet Investments, Ltd.

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

First Financial Corporation
____________________________________________________________________________

Date August 18, 2006	/s/ David W. Mann David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)