Form 10QSB
period 2006-09-30
FIRST FINANCIAL CORP /TX/
filed 2006-11-20
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended September 30, 2006

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

                                                                                                                              Yes  X     No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                      Yes __     No  X

Number of shares of the Issuer's Common Stock outstanding on October 31, 2006 was 173,528.

Transitional Small Business Disclosure Format (check one)                                      Yes __     No  X

FORM 10-QSB
FIRST FINANCIAL CORPORATION
September 30, 2006

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements
Consolidated Balance Sheet as of	1
September 30, 2006

Consolidated Statements of Income	2
for the Nine-Months ended
September 30, 2006 and 2005

Consolidated Statements of Cash
Flow for the Nine-Months
ended September 30, 2006 and 2005	3

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
Or Plan of Operation	7

Item 3. Controls and Procedures	13

Part II Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits	14

Item 1. Financial Statements
First Financial Corporation
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Assets
------
Cash and cash equivalents	$171,624
Restricted cash	-
Accounts receivable	87,103
Marketable investment securities	290,360
Restricted marketable investment securities	-
Real estate held for investment,at cost	-
Mortgage loans	72,533
Property and equipment	79,144
Other assets	197,913

Total Assets	$898,677

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Notes payable	2,746,569
Accounts payable	246,843
Estimated reserve for indemnifications and early payment default losses	2,595,394
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	113,574

Total Liabilities	5,702,380

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares;issued 183,750 shares,
of which 10,222 shares are held in
treasury shares	1,000
Additional paid-in capital	518,702
Retained earnings	(5,406,809)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	118,713

(4,768,394)
Less:Treasury stock - at cost	(35,309)

Total Stockholders' Deficit	(4,803,703)

Total Liabilities and Stockholders' Deficit	$898,677

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and Six months ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues:
Loan administration	$-	$1,279,236	$1,086,807	$3,592,740
Interest income	-	226,533	5,764	877,570
Oil and gas royalties	271,243	11,301	290,460	40,128
Other income	7,399	139,060	1,304,514	658,837
Total Revenues	278,642	1,656,130	2,687,545	5,169,275

Expenses:
Salaries and related expenses	46,637	1,197,713	1,375,855	3,527,057
Interest expense	45,003	230,623	159,331	822,790
Provision for loan losses	-	1,913,002	1,936,667	2,568,010
Impairment of assets	43,940	-	851,177	-
Other operating expenses	7,140	864,841	1,572,207	2,511,121
Total Expenses	142,720	4,206,179	5,895,237	9,428,978

Income (loss) before income other income,	135,922	(2,550,049)	(3,207,692)	(4,259,703)
and provision for income tax expense

Other non-operating income
Net gain from settlement of note payable	620,000	-	620,000	-
Total Other Income	620,000	-	620,000	-

Income (loss) before provision for income tax	755,922	(2,550,049)	(2,587,692)	(4,259,703)

Federal income taxes	-	-	64	-
Net income (loss)	755,922	(2,550,049)	(2,587,756)	(4,259,703)

Other comprehensive income:
Unrealized holding gains (losses)	(78,835)	3,440	117,334	(16,955)
Comprehensive income (loss)	$677,087	$(2,546,609)	$(2,470,422)	$(4,276,658)

Income Per Common Share	$3.90	$(14.68)	$(14.24)	$(24.65)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(2,587,756)	$(4,259,704)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	1,345,026	245,101
Provision for loan losses	1,936,667	2,568,010
Loan and insurance losses paid	(1,785,156)	(2,409,143)
Realized (gains) losses on marketable investment securities	(11,669)	(1,214)
Gain on sale of real estate held for investment	(696,164)
Net (increase) decrease in accounts receivable	84,893	384,322
Net (increase) decrease in other assets	325,319	88,518
Net increase (decrease) in accounts payable	(150,686)	(69,569)
Net increase (decrease) in reserve for losses under
insurance policies	-	(308,696)
Net increase (decrease) in other liabilities	(380,676)	(252,082)
(Increase) decrease in restricted cash used
in operating activities - net	-	479,495
Mortgage loans funded	(70,392,273)	(236,054,333)
Mortgage loans sold	86,221,199	247,140,071
Increase (decrease) in mortgage loans participations sold	(15,669,454)	(1,850,227)
Other	1,381	2,137

Net cash provided (used) for operating activities	(1,759,349)	5,702,687

Cash flows from investing activities:
Proceeds from sale of marketable investment securities	61,669	2,224,741
Purchases of marketable investment securities	(160,912)	(904,648)
Unrealized holding (gain) loss	(61,823)	(16,955)
Proceeds from sale of real estate held for investment	1,250,000
Purchase of property and equipment	(78,258)	(71,530)
Principal collections on mortgage loans	53,708	9,453
(Increase) decrease in deferred gain on sale of property & equipment	-	102,152

Net cash provided (used) for investing activities	1,064,383	1,343,213

Cash flows from financing activities:
Net change in short term borrowings		(9,136,421)
Proceeds from notes payable	1,138,343	1,703,086
Payments on notes payable	(1,826,240)	(174,295)

Net cash used for financing activities	(687,897)	(7,607,630)

Net increase (decrease) in cash and cash equivalents	(1,382,863)	(561,730)
Cash and cash equivalents at beginning of year	1,554,487	1,675,465

Cash and cash equivalents at end of period	$171,624	$1,113,735

Supplemental Disclosure of Cash Flow Information
Interest Paid	$214,784	$833,415

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At September 30, 2006, the Company has unrestricted cash and cash equivalents of $.17 million and an accumulated deficit of $5.4 million.  At December 31, 2005, the Company had cash and cash equivalents of $1.6 million and an accumulated deficit of $2.3 million.  The Company incurred a net loss before income taxes of $2.587 million during the nine months ended September 30, 2006 and a net loss before income taxes of $5.477 million during the year ended December 31, 2005.

First Preference Mortgage Corporation ("FPMC"), a wholly owned subsidiary of the Company, had incurred net losses of $4.9 million and $2.46 million for the years ended December 31, 2005 and 2004, respectively.

In prior years, FPMC's primary funding source was a mortgage warehouse line of credit from Colonial Bank. During 2005, the Company was unable to maintain certain borrowing covenants (i.e. minimum adjustable tangible net worth) resulting in the Company being unable to borrow money under the line of credit to fund mortgage loan originations.  Colonial Bank terminated the line of credit, effective March 31, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas ("CSB").  David W. Mann, the Company's chief executive officer and controlling beneficial owner, is also chief executive officer and controlling beneficial owner of CSB. The sale of participations to CSB was the Company's only source of funding after October 2005.  On April 30, 2006 CSB terminated its Loan Participation Agreement with FPMC.

In order to participate in the FHA mortgage insurance program, FPMC is required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development ("HUD"), as a result of which FPMC became ineligible for participation in the HUD mortgage insurance programs.

The significant losses for the nine months ended September 30, 2006, the years ended December 31, 2005 and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create significant doubt about FPMC's ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company's only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC is unable to continue as a going concern.

The revenue from FPMC represents over 90% of the Company's total revenue.  Therefore, the financial condition of FPMC creates significant doubt about the Company's ability to continue as a going concern.

3 - Notes Payable

During the month of June 2006, and subsequently, FPMC did not make payment to CitiMortgage, Inc. ("CMI"), Washington Mutual Bank, FA ("Washington Mutual") or the Department of Housing and Urban Development ("HUD") as required by the agreements described in Results of Operations.  The last payments due in May 2006 under each of these three agreements were remitted in May 2006.  The amounts payable to CMI and Washington Mutual are zero interest obligations and are reflected on the accompanying balance sheet as notes payable.  Upon FPMC's default of these two notes, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in a total increase to notes payable in the amount of $223,822. This increase was reflected in the previously reported amounts for June 2006.

On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes payable was decreased by $685,000.

4 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

5 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company has approximately $8 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.  A valuation allowance has been provided for all tax benefits; therefore, no asset is reflected on the Company's balance sheet for the net operating loss carryforward benefits.

6 - Subsequent Event

The Company and its errors and omission insurer recently agreed to settle claims with respect to errors occurring in the origination of loans for $482,776, receipt of which is expected in the near future.

7 - Contingencies

In the ordinary course of business, the Company sells loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (i.e., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, the Company has no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure as further discussed in Item 2.  At September 30, 2006, the estimated reserve for indemnifications and early payment default losses was $2,595,394.

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC, David W. Mann and Citizens Mortgage Corporation ("CMC").  CMC is a subsidiary of Citizen's State Bank, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  This litigation results from defaults by FPMC in the repayment to CMI of amounts required to be paid by FPMC under its July 20, 2006 Workout and Forbearance Agreement with CMI and under the underlying loan agreements, as described under "Results of Operations" in Item 2 of Part I of this report.  Amounts claimed by CMI to be payable under these agreements total approximately $3,500,000.  The sum of the amounts reflected on the accompanying balance sheet under notes payable and under estimated reserve for loan losses that relate to loans sold to CMI is approximately $3,500,000.  CMI also makes claims in this litigation against FPMC, Mr. Mann and CMC based on allegations that FPMC made transfers to CMC of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  In answer to this suit, FPMC has filed a general denial.  CMS has moved to dismiss the suit for lack of personal jurisdiction and improper venue and Mr. Mann has moved to dismiss the suit for lack of personal jurisdiction.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $(2,587,692) for the nine months ended September 30, 2006 compared to a net loss of $(4,259,703) for the same period in 2005.  The Company had a net income of $755,922 for the three months ended September 30, 2006 compared to a net loss of $(2,550,049) for the same period in 2005.  As a result of the discontinuance of the Company's mortgage operations after April 28, 2006 described under "Liquidity and Capital Resources," the Company's total expenses during the quarter ended September 30, 2006 have decreased to $140,000 from $4.2 million for the same time period last year. The Company's only material income during the September 30, 2006 quarter was a $620,000 gain from the settlement of a debt and $270,000 as a lease bonus on a new oil and gas lease covering certain real property owned by the company.  There were no mortgage loans funded in the quarter ended September 30, 2006 compared to $72 million in mortgage loans funded during the same period in 2005.  During the nine months ended September 30, 2006, FPMC funded approximately $70 million in mortgage loans compared to approximately $236 million during the same period in 2005.

During the quarter ended September 30, 2006, there were also no loan administration revenues and no interest revenue compared to $1,279,236 and $226,533 respectively for the same period in 2005.  Loan administration revenues were $1,086,807 for the first nine months of 2006 compared to $3,592,740 for the same period of 2005.  Interest income for the nine months ended September 30, 2006 amounted to $5,764 compared to $877,570 for the same period in 2005.  FPMC earned interest from the date the mortgage loan was closed until the date the mortgage loan was sold to investors.

Also, interest revenue and interest expense reflect a lower amount for the nine months ended September 30, 2006 compared to the same time period for 2005 because starting October 1, 2005, the Company sold participations in the loans up to 99% of the face value of the loan to CSB.  Through September 30, 2005, the loans held for sale were being reported as an asset and the amount owed on those loans to Colonial Bank, FPMC's warehouse line of credit lender, were reported as a liability.  Beginning October 1, 2005, the loans held for sale were reported net of the participations sold. The interest earned and the interest owed on the loans by the Company was based on the remaining 1% interest held by the Company.

During the third quarter of 2006, the Company entered into a new oil and gas lease resulting in oil and gas royalties for the quarter ended September 30, 2006 of $271,243 compared to $11,301 for the same period in 2005.  Oil and gas royalties for the nine months ended September 30, 2006 amounted to $290,460 compared to $40,128 for the same period in 2005.

For the quarter ended September 30, 2006, other income was $7,399 compared to $139,060 for the same period in 2005.  Other income for the nine months ended September 30, 2006 amounted to $1,304,514 compared to $658,837 for the same period in 2005.  This increase is primarily due to the gain realized on the transfer of the Company's investment in real estate in payment of secured debt of the Company and FPMC as further discussed in the Company's Form 8-K dated May 22, 2006.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the nine months ended September 30, 2006, unrealized holding gains amounted to $117,334 compared to unrealized holding losses of $(16,955) for the same period in 2005.  For the quarter ended September 30, 2006, unrealized holding gains amounted to $(78,835) as compared to losses of $3,440 for the same period in 2005.

Salaries and related expenses decreased to $46,637 for the quarter ended September 30, 2006 compared to $1,197,713 for the same period in 2005.  For the nine months ended September 30, 2006, $1,375,855 was incurred in salaries and related expenses compared to $3,527,057 for the nine months ended September 30, 2005.  This decrease is primarily due to the reduction in staff and closing of mortgage operations during the quarter ended June 30, 2006.

Interest expense for the quarter ended September 30, 2006 amounted to $45,003 compared to $230,623 for the same time period in 2005.  For the nine months ended September 30, 2006, interest expense amounted to $159,331 compared to $822,790 for the same period in 2005.    The reduction of interest expense is primarily due to the closing of the mortgage operations.  The decrease is also due to interest owed being reported on the loan net of the participation sold versus the interest owed being reported on the face value of the loan, as discussed above.

Due to the discontinuance of FPMC's mortgage operations during the quarter ended June 30, 2006, the use by FPMC of certain technology based assets used in the mortgage business significantly changed before the end of its previously estimated useful life.  The impairment of value for these technology based assets resulted in an expense in the amount of $43, 940 and $851,177 for the three months and nine months ended September 30, 2006 respectively.

Other operating expenses for the three months ended September 30, 2006 amounted to $7,140 compared to $864,841 for the same period in 2005.  For the nine months ended September 30, 2006, other operating expenses were $1,572,207 compared to $2,511,121 for the same period in 2005.  In the quarter ended September 30, 2006, the Company wrote off the provision for bad debts including any corresponding receivables in the amount of $148,848.  Of this amount, $128, 932 was recorded to provision for bad debts and other operating expense during the 6 months ending June 30, 2006.

The Company is at risk under the agreements described below with private investors and with the Department of Housing and Urban Development ("HUD") for credit losses and cost of foreclosure on default of the borrower.

FPMC entered into a Workout and Forebearance Agreement with CMI, effective July 20, 2005 related to indemnity obligations under loan purchase agreements under which FPMC is obligated to repurchase certain loans from CMI.  As of September 30, 2006, the total of amounts payable to CMI, which has been included as a component of the note payable on the accompanying consolidated balance sheet, was $2,084,032.  The amount added to the note payable during the nine months ended September 30, 2006 was $664,608.  This note payable was not increased during the quarter ended September 30, 2006.  The sum of the amounts reflected on the accompanying balance sheet under notes payable and under estimated reserve for loan losses that relate to loans sold to CMI is approximately $3,500,000.  This is approximately equal to the amount claimed in the lawsuit by CMI explained in the "Legal Proceedings" below.

FPMC entered into a Stipulation of Settlement Agreement with Washington Mutual effective February 21, 2006, related to indemnity obligations under a Loan Purchase Agreement in which FPMC was obligated to repurchase certain loans from Washington Mutual.  The total amount payable to Washington Mutual was $685,000 as of September 14, 2006.  On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes Payable was decreased by $685,000 and a gain of $620,000 was recorded in net gain from settlement of note payable.

FPMC has agreements with the Department of Housing and Urban Development ("HUD") under which FPMC is at risk for credit losses and cost of foreclosure on default of the borrower.  In January 2005, FPMC entered into a repayment plan with HUD in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  In March 2005 and February 2006, the amount payable under this plan and the note payable amount were increased by $45,793 and $239,419, respectively, so that as of September 30, 2006 the total amount owed under this plan including interest and late fees was $312,537, payable in installments of $15,012 per month, including interest.  As a result of this plan, the Company has booked charges against its loan loss reserve in the aggregate amount of $479,406.

The total amount of the settlements with CMI, Washington Mutual and HUD aggregating $3,426,931 have been charged against the Company's loan loss reserve, the amount of which, at September 30, 2006, was $2,595,394, as compared to $2,471,106 at September 30, 2005.  During the nine months ended September 30, 2006, the Company increased its provision for loan losses, indemnifications and early default losses by $1,936,667, resulting in a charge against income in that amount, as compared to a charge of $2,568,010 for the same period in 2005.  For the quarter ended September 30, 2006, FPMC did not increase its provision for loan losses.  The Company calculates the loan loss reserve based on historical loan losses, recoverability of losses under the Company's Errors and Omissions ("E&O") insurance policy as well as other factors.  For additional information about the Company's claims under its E&O insurance policy see Liquidity and Capital Resources.

FPMC established a general reserve account on or about April 27, 2006 with Countrywide Home Loans, Inc. ("Countrywide") in the amount of $143,241 to make provision for certain obligations of FPMC that may arise under its loan purchase agreement with Countrywide under which FPMC is obligated to repurchase loans sold to Countrywide.  The general reserve account was established with payment from FPMC to Countrywide in the amount of $143,241.  Countrywide and FPMC are in negotiations regarding a Loss Reserve Agreement, which would govern the general reserve account, among other things. The amount in the general reserve account at Countrywide on September 30, 2006 was $91,091.

During the month of June 2006, and subsequently, FPMC did not make payment to CMI, Washington Mutual or HUD as required by the agreements described above.  The amounts payable to CMI and Washington Mutual are zero interest obligations and are reflected on the Company's balance sheet as notes payable.  Upon FPMC's default of these two notes during the month of June, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in an increase to the note payable due CMI in the amount of $131,583 and an increase to the note payable due Washington Mutual in the amount of $92,239.  These increases were reflected in the previously reported amounts for June 30, 2006.

On August 8, 2006 FPMC received a letter from legal counsel of CMI dated August 7, 2006, declaring FPMC to be in default under its agreements with CMI by failing to make payments due in June, July and August 2006 under the Workout and Forbearance Agreement in the aggregate amount of $132,500.  CMI asserted that all amounts payable by FPMC under the Workout and Forbearance Agreement and the underlying loan agreements have been accelerated and demanded that amounts totaling approximately $3,500,000 be paid by FPMC, or that acceptable arrangements be made for those amounts to be paid.  CMI also asserted related claims against certain affiliates of FPMC, including Citizens Mortgage Corporation ("CMC") and David W. Mann, the Company's chief executive officer.  Subsequently, CMI filed suit against FPMC, CMC and Mr. Mann in the United State District court, Eastern District of Missouri, Eastern Division, as described under "Legal Proceedings" in Item 1 of Part II of this report.  FPMC filed its original answer to the claims in this suit.  CMC has filed a motion to dismiss for lack of personal jurisdiction and for improper venue.  Court action is pending.  David W. Mann has filed a motion to dismiss for lack of personal jurisdiction.  Court action is pending.

Financial Condition

At September 30, 2006, the Company's total assets were $898,677 compared to $18,416,008 at September 30, 2005.  As a result of the discontinuance of the mortgage operations, the Company has no mortgage loans held for sale as of September 30, 2006.  Also, at September 30, 2006, total assets includes only the net amount of the loans originated less the loan participations sold.  At September 30, 2005, included in assets were the loans held for sale and included in liabilities was the amount borrowed for these loans.  The reduction in total assets is also reflected in cash decreasing by approximately $.9 million from September 30, 2005 to September 30, 2006, accounts receivable decreasing by approximately $.25 million from September 30, 2005 to September 30, 2006, and marketable investment securities increasing by approximately $.29 million from September 30, 2005 to September 30, 2006.  Stockholders' deficit of the Company was $(4,803,703) at September 30, 2006 and the stockholders' deficit was $(1,133,218) at September 30, 2005.

Liquidity and Capital Resources

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

FPMC's mortgage warehouse line of credit with Colonial was terminated as of March 31, 2006.

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

FPMC has been unsuccessful in obtaining any new source of funding for its mortgage activities.  Management does not expect those activities to resume.  FPMC had one employee as of September 30, 2006.

On a consolidated basis, cash and cash equivalents were $171,624 at September 30, 2006. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $5.4 million.  Given the cessation of the Company's mortgage origination business, the Company's only significant source of liquidity are the proceeds of its errors and omissions insurance, its Mortgage Bankers Blanket Bond and the sale of its assets related to its mortgage origination business.

The Company has asserted claims against its errors and omissions insurer with respect to errors occurring in the origination of loans, particularly the failure of FPMC's employees to obtain FHA insurance for the loans.  The Company and its errors and omission insurer recently agreed to settle these claims for $482,776, receipt of which is expected in the near future.  In addition, the Company submitted a Proof of Loss for a Mortgage Bankers Blanket Bond with respect to loans that had been procured by fraud and/or forgery.

Upon the discontinuance of FPMC's mortgage operations, the assets related to those operations, including certain furniture, fixtures and equipment and leasehold interests in certain branch offices, were transferred to Citizen's Mortgage Corporation ("CMC"), a wholly owned subsidiary of CSB, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates. In connection with this transfer, CMC also employed certain of FPMC's former employees and took over the processing of loan applications that had been received by FPMC. The written agreement pursuant to which these assets were transferred has been substantially agreed to but has not as yet been executed by FPMC as seller and CMC as buyer. The purchase price to be paid pursuant to the agreement is expected to be approximately $334,000, of which approximately $79,000 is expected to be paid in cash and the balance by the buyer's promissory note. This price is based on an appraisal by an independent expert and the price and terms of the transaction have been negotiated on behalf of FPMC by the independent directors of the Company and legal counsel selected by them. Management of the Company expects this agreement to be executed and closed in the near future.

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

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company's disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended September 30, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC, David W. Mann and Citizens Mortgage Corporation ("CMC").  CMC is a subsidiary of Citizen's State Bank, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  This litigation results from defaults by FPMC in the repayment to CMI of amounts required to be paid by FPMC under its July 20, 2006 Workout and Forbearance Agreement with CMI and under the underlying loan agreements, as described under "Results of Operations" in Item 2 of Part I of this report.  Amounts claimed by CMI to be payable under these agreements total approximately $3,500,000.  CMI also makes claims in this litigation against FPMC, Mr. Mann and CMC based on allegations that FPMC made transfers to CMC of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  In answer to this suit, FPMC has filed a general denial.  CMS has moved to dismiss the suit for lack of personal jurisdiction and improper venue and Mr. Mann has moved to dismiss the suit for lack of personal jurisdiction.

The Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant. Management of the Company, after consulting with legal counsel, believes that liability resulting from the litigation, if any, will not have a material effect on the financial position of the Company.

Item 6. Exhibits

Exhibit 3.1  Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

Exhibit 3.2  Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

Exhibit 31.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

14

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date November 20, 2006	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)