Form 10KSB
period 2006-12-31
FIRST FINANCIAL CORP /TX/
filed 2007-04-16
CIK 36315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

  X           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     X

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes              No      X

Issuer's revenues for the fiscal year ended December 31, 2006, were $1,973,161.

There is no established trading market for the Issuer's class of voting stock, therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer's Common Stock outstanding on March 31, 2007, was 402,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Information Statement to be furnished to its shareholders in connection with the 2007 annual meeting of shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one):     Yes_____   No       X

Part I

Item 1.  Description of Business

Forward -looking Information

Certain statements in this Form 10-KSB constitute "forward-looking statements," including but not limited to those identified by the words "expect," "believe," "seek to," "intend," "will," "possible," "may" and similar expressions that are attributed to the Company or its management.  No forward-looking statements of the Company or its management are guarantees of future outcomes.  These statements involve risks and uncertainties, and actual results may differ materially from those anticipated by the forward-looking statements.

General

First Financial Corporation was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas.  During the last four years until April 28, 2006, the primary business of the Company, through its subsidiaries, was originating and servicing residential mortgage loans, engaging in insurance activities, providing consulting and data processing services to related companies and servicing a decreasing portfolio of manufactured home loans.

The Company's business historically included originating and servicing residential mortgage loans through its wholly-owned subsidiary, First Preference Mortgage Corp. ("FPMC").  Prior to April 28, 2006, FPMC operated retail branch offices in Waco, Tyler, College Station and Victoria, Texas, and Tulsa, Oklahoma, each staffed with loan originators who solicited residential mortgage loans in their respective markets.  FPMC's business also included originating loans received from approximately 600 independent mortgage loan brokers located throughout Texas.  Substantially all of the loans originated by FPMC were sold to governmental or private investors.  During 2003, 2004, 2005, and 2006 FPMC originated approximately $706 million, $347 million, $296 million, and $70 million respectively, in new residential mortgage loans.

Discontinuance of Operations

In order to participate in the FHA mortgage insurance program, FPMC was required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development ("HUD"), as a result of which FPMC became ineligible for participation in the HUD mortgage insurance programs.

FPMC funded the loans it originated prior to the sale of such loans to investors.  The source of money to fund these loans was a warehouse line of credit with Colonial Bank N.A. ("Colonial") under which Colonial advanced up to 99% of the amount of each loan that was to be paid by the investor, but not to exceed the unpaid principal of the loan.  The advance was repaid when the loan was sold to the investor.  Another funding source for loans originated by FPMC was loan participation agreements with Citizens State Bank of Woodville, Texas ("CSB").  Under these agreements CSB underwrote selected loans originated by FPMC and had the option to purchase up to 100% undivided interest in each loan approved for the program.  When a subject mortgage loan was sold in the secondary market, CSB recouped its investment plus a specified yield on its investment.  In March and April of 2006, respectively, Colonial and CSB discontinued their agreements with FPMC.  See Item 12 ("Certain Relationships and Related Transactions").

No new mortgage loans have been funded since April 28, 2006.  Despite its efforts, management of the Company has been unable to obtain alternate sources of funding for FPMC's mortgage loan operations and management believes that all reasonable avenues for obtaining such funding have been exhausted.  FPMC's mortgage loan operations were the Company's only significant source of operating revenue.

First Advisory Services, Inc., ("FAS") a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company's mortgage operation, the services provided by FAS have been reduced.

As of December 31, 2006, the Company and its consolidated subsidiaries employed one employee.

The Company has not spent any significant amounts on research and development or compliance with environmental laws.

Sale of the Assets of First Preference Mortgage Corp.

On December 1, 2006 FPMC and CMC executed an agreement entitled Memorandum of Asset Purchase (the "Agreement") under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of CMS's promissory note.  The promissory note is unsecured, bears interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%), and is repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Under the Agreement CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed certain of FPMC's former employees and took over the processing of loan applications that had been received by FPMC.

CMC is a wholly-owned subsidiary of Citizens State Bank of Woodville, Texas, the president and chief executive officer of which is David W. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  Mr. Mann is also the chief executive officer and a director of both FPMC and the Company.  Mr. Mann and his affiliates have controlling beneficial ownership of the Company and the parent company of CMC.

The purchase price and terms provided in the Agreement were negotiated on behalf of FPMC by the independent directors of the Company and by legal counsel selected by them.  The purchase price was based on an evaluation provided by an independent expert.

Item 2.  Description of Property

The principal office of the Company and its subsidiaries (including FPMC) is located at 800 Washington Ave., Waco, Texas.  This property is owned by JRPM Investments, Ltd. ("JRPM").  Through April 2006 the Company and its subsidiaries occupied this property under a lease agreement between JRPM and FPMC.  In May and June 2006, FPMC subleased a portion of the building from Security Bancshares Service Corp., which began leasing the building from JRPM in May 2006.  See Item 12 ("Certain Relationships and Related Transactions") for more information regarding this lease.

FPMC also leased four additional properties consisting of a total of approximately 4,000 square feet of office space located in Waco and two other cities in east Texas.  All of these leases terminated during 2006.

Item 3.  Legal Proceedings

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC, David W. Mann, and Citizens Mortgage Corporation ("CMC").  CMC is a subsidiary of Citizen's State Bank, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  This litigation results from defaults by FPMC in the repayment to CMI of amounts required to be paid by FPMC under its July 20, 2006 Workout and Forbearance Agreement with CMI and under the underlying loan agreements, as described under "Results of Operations" in Item 6 of Part II of this report.  Amounts claimed by CMI to be payable under these agreements total approximately $3,500,000.  CMI also makes claims in this litigation against FPMC, Mr. Mann, and CMC based on allegations that FPMC made transfers to CMC of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  FPMC has filed an answer in this suit, contesting many of the allegations and claims of CMI.  CMC has moved to dismiss the suit for lack of personal jurisdiction and improper venue and Mr. Mann has moved to dismiss the suit for lack of personal jurisdiction.  The parties to this suit are now engaged in jurisdictional discovery and the court has not yet ruled on whether the court has personal jurisdiction over CMC and Mr. Mann.

In addition to the foregoing, the Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant.  Management of the Company, after consulting with legal counsel, believes that liability resulting from such litigation, if any, will not have a material effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's no par value common stock.  On March 31, 2007, the Company had approximately 465 holders of record of its common stock.

The Company did not pay any cash dividends during the last three fiscal years.  The Company is currently insolvent, and is, therefore, prohibited by law from paying dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Recent Developments

Reference is made to the discussion in Item 1 of this Form 10-KSB under "Discontinuance of Operations" of the loss of the sources of funding of the Company's mortgage banking operations, the Company's discontinuation of those operations as of April 28, 2006, and the sale of FPMC assets to CMC pursuant to a sale agreement executed on December 1, 2006.

Mortgage Operations

As a result of FPMC's discontinuation of the mortgage loan production as of April 28, 2006, the Company originated only approximately $70 million in new residential mortgage loans in 2006, compared to approximately $296 million in 2005.  Prior to the discontinuation of the mortgage loan production, the Company's revenue was derived from loan origination fees, interest on mortgage loans until their sale to investors and revenue on the sale of mortgage loans to investors.

Results of Operations

The Company had a net loss of $3,278,235 for 2006, compared to a net loss of $5,439,679 for 2005.

Loan administration and production revenue for 2006 was $818,622 compared to $2,785,389 for 2005.  During 2006, FPMC originated approximately $25 million in new residential mortgage loans by its retail branches and approximately $45 million was originated through its network of independent mortgage brokers compared to $64 and $231, respectively in 2005.

Interest income for 2006 amounted to $223,106 compared to $946,930 in 2005.  Interest expense for the year ended December 31, 2006, amounted to $392,708 compared to $951,338 for the same period in 2005.  Interest revenue and interest expense reflect a lower amount for the year ended December 31, 2006 compared to the same time period for 2005 because, starting October 1, 2005, the Company sold participations of up to 99% of the face value of each loan to CSB.  Through September 30, 2005, the loans held for sale were being reported as an asset and the amount owed on those loans to Colonial Bank, FPMC's warehouse line of credit lender, were reported as a liability.  Beginning October 1, 2005, the loans held for sale were reported net of the participations sold.  The interest earned and the interest owed on the loans by the Company was based on the remaining 1% interest held by the Company.

Consulting fees for the year ended December 31, 2006, amounted to $232,460 compared to $466,140 for the same period in 2005.

For the year ended December 31, 2006, the Company realized gain on sales of loans of $252,465 compared to $1,707,132 in 2005.  During 2006, the volume of new residential mortgage loans sold by FPMC to governmental and private investors amounted to approximately $64.6 million compared to $280 million in 2005.

Salaries and related expenses for 2006 were $1,404,114 compared to $4,369,306 in 2005.  This decrease is primarily due to the discontinuation of the mortgage operations and the resulting reduction in number of employees.  At December 31, the Company had one employee.

During 2006, the Company recorded a provision for loan losses of $1,983,600 compared to $2,577,800 during 2005.  At December 31, 2006, the reserve for loan losses amounted to $3,120,281 compared to $2,443,882 at December 31, 2005.  The Company recovered approximately $483,000 from errors and omissions insurance claim with regard to certain defaulted loans.  Loss charge-offs amounted to $1,790,441 for the year ended December 31, 2006.  The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower.  During 2005 and 2004, the Company experienced an increase in the delinquency and default rate on the mortgage loans it originated and sold to investors.

Operating expenses for 2006 were $1,529,865 compared to $3,276,596 in 2005.  As discussed above, this decrease is primarily due to the discontinuation of the mortgage operations during 2006.

During 2006, the Company entered into a new oil and gas lease resulting in oil and gas royalties for the year ended December 31, 2006 of $296,187 compared to $52,822 for 2005.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities.  For the year ended December 31, 2006, unrealized holding gains amounted to $756,432 compared to unrealized holding losses of $(37,044) for the same period in 2005.

Financial Condition

At December 31, 2006, the Company's total assets were $1,903,801 compared to $4,436,845 at December 31, 2005.  The decrease in total assets is primarily due to the discontinuation of the mortgage operations and the sale of the assets of FPMC.  The Company's primary source of potential value is the Company's approximate $13.1 million of net operating loss carryforward, which would be available to shelter income from any operations that the Company could acquire.  As reflected in the financial statements, the stockholders' deficit of the Company was $(3,867,473) at December 31, 2006 and the stockholders' equity was $(2,333,282) at December 31, 2005.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been proceeds from the sale on mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under FPMC's warehouse line of credit.  As discussed in Item 1 under "Discontinuance of Operations," FPMC discontinued its mortgage operations as of April 28, 2006.

The Company had no commitments for capital expenditures at December 31, 2006.  As reflected in the attached financial statements, the stockholder's equity of the Company was a negative $(3,867,473) at December 31, 2006, compared to stockholders' equity of $(2,333,282) at December 31, 2005.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws.  If creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC may be forced into bankruptcy by its creditors or may have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by its creditors.  If that occurs, the Company's common stock would be likely to have no value.

Item 7.  Financial Statements

The consolidated financial statements of the Company and its subsidiaries and the independent auditor's report appear on pages F-1 through F-24 herein.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 8A.  Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was carried out under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Act of 1934.  There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

As described in Item 12 under "Secured Debt," on December 29, 2006 the Company issued 228,530 shares of its common stock to JRPM upon the conversion by JRPM of the $350,000 principal balance due on a promissory note issued by the Company, referred to in Item 12 as "Note 3."  Further information as to the conversion of Note 3 is provided in Item 12.  In reliance upon the facts that JRPM is a limited partnership that is controlled by David Mann, a director and the chief executive officer of the Company, and is owned by Mr. Mann and trusts for his children, the Company issued these shares pursuant to exemptions from registration under the Securities Act of 1933, including Section 4(2) thereof.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With  Section 16(a) of the Exchange Act

The information required by this item will be included in the Company's information statement to be furnished to shareholders in connection with its 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation

The information required by this item will be included in the Company's information statement to be furnished to shareholders in connection with its 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in the Company's information statement to be furnished to shareholders in connection with its 2007 annual meeting of shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Guarantee of FPMC Line of Credit

The obligations of FPMC under its mortgage warehouse line of credit with Colonial Bank were guaranteed by David W. Mann under an unlimited continuing guaranty agreement that was entered into when the mortgage warehouse line of credit was established in December 2000.  As compensation for this guarantee Mr. Mann received an annual fee equal to 0.25% of the lender's total commitment under the line of credit, which since December 2003 varied between $35 million and $5 million.  Guarantee fees paid to Mr. Mann during 2004 aggregated $65,685.  For the period April 2005 to July 2005 the guarantee fee was paid in monthly installments and aggregated $20,890.  Mr. Mann waived and forgave the obligation to pay the guarantee fees for the period from January 2005 through March 2005 and from August 2005 through the termination of the agreement in March 2006.

FPMC Loan Participation Agreement

In August 2002, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas ("CSB"), of which David W. Mann is a director, the chief executive officer, and a principal shareholder and of which Walter J. Rusek is chairman of the board of directors.  This agreement terminated on April 30, 2006.  Under this agreement, CSB had the option to purchase an undivided 99% interest in residential mortgage loans originated by FPMC and made available by FPMC for purchase by CSB.  When a participated mortgage loan was sold in the secondary market, CSB recouped  its investment plus a specified yield equal to 30-day LIBOR, as quoted by the Federal Home Loan Bank of Dallas, plus 1.75%.  During 2005, CSB paid to FPMC an aggregate of $57,678,250 for the purchase of such participations and received back an aggregate of $42,007,613 plus an aggregate yield of $122,274 upon the sale of participated loans.  At December 31, 2006, there were no participations outstanding under this agreement.

Managerial and Accounting Services Provided by First Advisory Services, Inc.

During 2006 and 2005, entities directly or indirectly owned or controlled by David W. Mann and other members of the Mann family paid First Advisory Services, Inc., a subsidiary of the Company, an aggregate amount $232,460 and $466,140, respectively, in fees for accounting and managerial services provided by First Advisory Services, Inc. to such entities.

Lease of 800 Washington Ave. Property

800 Washington Ave., Waco, Texas, is the principal office of the Company and its subsidiaries (including FPMC) and is owned by JRPM Investments, Ltd., a Texas limited partnership ("JRPM") controlled by Mr. Mann and owned by Mr. Mann and trusts for his children.  Through April 2006, JRPM leased the building to FPMC, and FPMC subleased a portion of the building to other entities directly or indirectly owned or controlled by David W. Mann.  During 2005 and 2006, those sub-lessees paid $42,720 and $8,440, respectively, in rent to FPMC.  During 2005 and 2006, FPMC paid $112,584  and $37,528 per year in rent to JRPM.  In May 2006, Security Bancshares Service Corp ("SBSC"), a related entity, began leasing the building from JRPM and subleasing portions of the building to other entities directly or indirectly owned or controlled by David W. Mann including FPMC.  FPMC paid SBSC for use of part of the building in May and June of 2006 in the total amount of $743.

Secured Debt

On May 16, 2006, the Company and FPMC agreed to and consummated the transactions described below (the "Transactions") with respect to their secured debt which, immediately prior to the Transactions, consisted of the following obligations:

  Real Estate Lien Note ("Note 1") dated July 1, 2004, made by FPMC, guaranteed by the Company, secured by a first-ranking lien and security interest in 78.471 acres of unimproved real estate owned by FPMC on Highway 77 in McLennan County, Texas (the "Highway 77 Property") and held by Bluebonnet Investments, Ltd., a Texas limited partnership ("BIL").  Prior to the Transactions, the principal and interest due on Note 1 were $634,373.17 and $1,768.42, respectively.

  Promissory Note ("Note 2") dated December 13, 2005, made by the Company, held by BIL, and secured by a second-ranking lien and security interest in the Highway 77 Property.  Prior to the Transactions, the principal and interest due on Note 2 were $350,000 and $1,682.88, respectively.

  Promissory Note ("Note 3") dated December 13, 2005, made by the Company, held by JRPM Investments, Ltd., a Texas limited partnership ("JRPM") and secured by, among other things, a third-ranking lien and security interest in the Highway 77 Property and a pledge of all of the outstanding shares of FPMC, Shelter Resources, Inc. ("SRI"), First Advisory Services, Inc. ("FAS"), each a wholly-owned subsidiary of the Company, and all of the outstanding shares of First Preference Properties, Inc. ("FPP"), a wholly-owned subsidiary of FPMC. Note 3 was convertible at the election of the holder into shares of Company common stock ("Common Stock") at a conversion price equal to the greater of $2.50 per share or the book value per share as of the date of conversion.  Prior to the Transactions, the principal and interest due on Note 3 were $350,000 and $1,682.88, respectively.

  Promissory Note ("Note 4") dated December 13, 2005, made by the Company, held by JRPM, and secured by, among other things, a fourth-ranking lien and security interest in the Highway 77 property and a pledge of all of the outstanding shares of FPMC, SRI, FAS and FPP.  Note 4 was convertible at the election of the holder into 326,472 shares of Common Stock at a conversion price of $1.5315249 per share.  Prior to the Transactions, the principal and interest due on Note 4 were $500,000 and $2,404.11, respectively.

David W. Mann, the president, chief executive officer, and chief financial officer of the Company, is a general and limited partner of JRPM.  RAM Investors, Inc., a corporation of which Mr. Mann is the sole owner, is the other general partner of JRPM.  The sole general partner of BIL is Bluebonnet Enterprises, Inc., a corporation of which Mr. Mann is the president and which is owned by a trust established for the benefit of Mr. Mann.

All of the following Transactions occurred effective as of May 16, 2006:

  On Note 1, FPMC paid to BIL $21,373.17 of principal and $1,768.42 of interest, reducing the balance due on Note 1 to $613,000.

  On Note 2 FFC paid to BIL interest in the amount of $1,682.88, reducing the balance due on Note 2 to $350,000.

  On Note 3 FFC paid to JRPM interest in the amount of $1,682.88 reducing the balance due on Note 3 to $350,000.

  On Note 4 FFC paid to JRPM interest in the amount of $2,404.11, reducing the balance due on Note 4 to $500,000.

  JRPM and the Company agreed to the cancellation of all conversion rights under Note 3; thereafter, JRPM assigned to BIL its rights with respect to principal in the amount of $287,000 under Note 3 and cancelled its third- and fourth-ranking lien and security interest in the Highway 77 Property securing Note 3 and Note 4, in exchange for which assignment and cancellation of liens, BIL transferred to JRPM cash and other assets having a value of $287,000.

  In full payment and satisfaction of the amounts owed on Note 1 ($613,000) and Note 2 ($350,000) and that portion of the principal amount of Note 3 held by BIL ($287,000), which amounts aggregated $1,250,000, BIL accepted full ownership of the Highway 77 Property from FPMC.

  In full payment and satisfaction of the remaining balance payable on Note 3 ($63,000) and in payment and satisfaction of principal in the amount of $150,000 of Note 4, JRPM accepted all of the outstanding shares of SRI and FPP from the Company and FPMC, respectively, leaving a remaining principal balance due on Note 4 of $350,000.

  JRPM agreed to convert the $350,000 remaining principal balance due on Note 4 on or before December 31, 2006 at the conversion price specified in Note 4, for which JRPM will receive 228,530 shares of Common Stock.

As a result of the foregoing Transactions, all of the secured debt of the Company and FPMC had been paid and satisfied, with the exception of a principal balance due on Note 4 in the amount of $350,000, all of which JRPM agreed to convert to equity no later than December 31, 2006.  The credit against the four secured notes that the Company and FPMC received in the Transactions (apart from the conversion of and interest forgiveness on Note 4) was an aggregate of $1,491,911.46, of which $28,911.46 was paid in cash and  $1,463,000 was the aggregate value attributed to the Highway 77 Property and to the outstanding shares of SRI and FPP.  On December 29, 2006, JRPM converted the $350,000 remaining principal balance due on Note 4 at the conversion price specified in Note 4, for which JRPM received 228,530 shares of Common Stock.  In addition, on December 31, 2006, the Option expired by its terms without being exercised.

All of the Transactions were negotiated on behalf of the Company by a committee (the "Committee") consisting of its directors other than David W. Mann; that is, Dr. Raymond Parker, who served as chairman of the Committee, Mr. James Motheral, Mr. Walter J. Rusek and Mr. Joe Walker.  None of the directors constituting the Committee has any interest in or position with BIL or JRPM.  In the negotiations with respect to the Transactions, the Committee was represented by legal counsel of its own selection.  In these negotiations, the Highway 77 Property was evaluated on the basis of an independent appraisal and indications of interest in the property from a prospective buyer, as a result of which the value of the property was determined to be $1,250,000.  Each of SRI and FPP holds a parcel of real estate in Waco, Texas as its only significant asset.  Neither SRI nor FPP has any operations.  In the negotiations, each of SRI and FPP were evaluated on the basis of its net stockholders' equity, with its real estate asset evaluated on the basis of an independent appraisal and discounted by 31% to reflect estimated sales commissions and closing costs related to the sale of the property and estimated carrying costs of the property prior to any such sale.  As a result, SRI and FPP were evaluated at $213,000 in the aggregate.

Sale of the Assets of First Preference Mortgage Corp.

The sale of assets of FPMC to Citizens Mortgage Corp. ("CMC") is described in Section 1 of this report on Form 10-KSB.

CMC is a wholly-owned subsidiary of Citizens State Bank of Woodville, Texas, the president and chief executive officer of which is David W. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  Mr. Mann is also the chief executive officer and a director of both FPMC and the Company.  Mr. Mann and his affiliates have controlling beneficial ownership of the Company and the parent company of CMC.

The purchase price and terms provided in the Agreement were negotiated on behalf of FPMC by the independent directors of the Company and by legal counsel selected by them.  The purchase price was based on an evaluation provided by an independent expert.

Item 13  Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

Item 14  Principal Accountant Fees and Services

The following table discloses the audit fees that Pattillo, Brown & Hill, L.L.P. billed the Company for audit services rendered for each of the last two fiscal years, as well as the fees for other professional services billed by Pattillo, Brown & Hill, L.L.P. in each of the last two fiscal years:

	2006	2005

Audit fees	$ 90,725	$ 68,050
Audit related fees	-	-
Tax fees (1)	11,705	13,675
All other fees	-	-

__________________

Consists of the preparation of federal and state tax returns in 2005 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION

/s/ David W. Mann

By:  David W. Mann
President, Chief Executive Officer and Chief Financial Officer

Date:  April 16, 2007

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date: April 16, 2007
David W. Mann, President, CEO, CFO and Chairman of the Board
(Principal financial officer and Principal accounting officer)

/s/ Walter J. Rusek	Date: April 16, 2007
Walter J. Rusek, Director

/s/ Jim Motheral	Date: April 16, 2007
Jim Motheral, Director

/s/ Joe Walker	Date: April 16, 2007
Joe Walker, Director

/s/ Dr. Raymond Parker	Date: April 16, 2007
Dr. Raymond Parker, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
3.2	Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.1	Limited Partnership Agreement between the Company and Key Group, Ltd dated September 30, 1991 (incorporated by reference to the Company's Form 8-K dated September 30, 1991).
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

10.7

Tri-party Agreement dated August 16, 2002, among First Preference Mortgage Corp. and Citizens State Bank and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

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

10.19	Memorandum of Asset Purchase between First Preference Mortgage Corp. and Citizens Mortgage Corp. dated December 1, 2006.
14.1	Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
32.1

Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.  This certification is "furnished" and not "filed" for purposes of liability in Section 18 of the Securities Exchange Act of 1934.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that First Financial Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, First Financial Corporation has suffered recurring losses from its mortgage operations that raises substantial doubt about the entity's ability to continue as a going concern.  In 2006, First Financial Corporation discontinued its mortgage operation.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 5, 2007

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

ASSETS

Cash and cash equivalents	$ 463,031
Accounts receivable, net of allowance for bad debts	96,685
Receivables from related parties, net of allowances	-
Marketable investment securities	869,013
Note receivable from related party	255,000
Mortgage loans held-for-investment	10,029
Mortgage loans held-for-sale	13,604
Property and equipment	22,086
Deferred tax benefit, net of allowance	-
Other assets	174,353

Total Assets	$ 1,903,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for indemnifications and early payment default losses	$ 3,120,281
Accounts payable	50,503
Accrued expenses and other liabilities	155,602
Payables to related parties	48,060
Note payable	2,396,828
Total Liabilities	5,771,274

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 402,058 shares	1,000
Additional paid-in capital	1,471,005
Retained earnings	(6,097,289)
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	757,811
(3,867,473)
Less: Treasury stock - at cost	-
Total Stockholders' Equity	(3,867,473)

Total Liabilities and Stockholders' Equity	$ 1,903,801

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUE
Loan administration and production	$ 818,622	$ 2,785,389
Interest income	223,106	946,930
Insurance premiums and commissions	-	48,479
Consulting fees	232,460	466,140
Realized gain on sale of mortgage loans	252,465	1,707,132
Other	446,508	82,341
Total Revenue	1,973,161	6,036,411

COST AND EXPENSES
Salaries and related expenses	1,404,114	4,369,306
Interest expense	392,708	951,338
Provision for losses under servicing agreements and other	1,983,565	2,577,800
Operating expenses:
Professional fees	514,781	448,452
Depreciation and amortization	209,781	334,937
General and administrative	805,303	2,493,207
Total Cost and Expenses	5,310,252	11,175,040

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND
OTHER COMPREHENSIVE GAIN/(LOSS)	(3,337,091)	(5,138,629)

INCOME TAXES
Current	1,780	301,050
Total Income Taxes	1,780	301,050

LOSS BEFORE DISCONTINUED OPERATIONS AND
OTHER COMPREHENSIVE GAIN/(LOSS)	(3,338,871)	(5,439,679)

DISCONTINUED OPERATIONS
Net gain/(loss) from discontinued operations	60,636	-

LOSS BEFORE OTHER COMPREHENSIVE GAIN/(LOSS)	(3,278,235)	(5,439,679)

OTHER COMPREHENSIVE LOSS
Unrealized gain/(loss) on marketable securities, net of tax	756,432	(37,044)

NET COMPREHENSIVE LOSS	$(2,521,803)	$(5,476,723)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(19.24)	$(31.35)

GAIN PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$ 0.35	$ -

LOSS PER COMMON SHARE	$(18.89)	$(31.35)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006 AND 2005

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized	Treasury
	Stock	Capital	Earnings	Gain (Loss)	Stock	Total

BALANCE, DECEMBER 31, 2004	$ 1,000	$ 518,702	$ 2,620,625	$ 38,423	$(35,309)	$ 3,143,441

COMPREHENSIVE LOSS

Net loss	-	-	(5,439,679)	-	-	(5,439,679)

Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax	-	-	-	(37,044)	-	(37,044)

Total Comprehensive Loss						(5,476,723)

BALANCE, DECEMBER 31, 2005	1,000	518,702	(2,819,054)	1,379	(35,309)	(2,333,282)

COMPREHENSIVE LOSS

Net loss	-	-	(3,278,235)	-	-	(3,278,235)

Retirement of treasury stock	-	(35,309)	-	-	35,309	-

Conversion of note payable to stock	-	350,000	-	-	-	350,000

Gain on sale of land	-	637,612	-	-	-	637,612

Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax	-	-	-	756,432	-	756,432

Total Comprehensive Loss						(1,534,191)

BALANCE, DECEMBER 31, 2006	$ 1,000	$ 1,471,005	$(6,097,289)	$ 757,811	$ -	$(3,867,473)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,278,235)	$(5,439,679)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Depreciation and amortization	209,781	333,529
Realized gain on sale of mortgage loans	(252,464)	(1,707,132)
Gain on sale of property and equipment	130,457	201,952
Provision for losses	1,983,565	1,775,511
(Increase) decrease in restricted cash	-	479,495
(Increase) decrease in accounts receivable	(179,689)	555,344
Increase (decrease) in accounts payable and other accruals	(647,667)	(417,592)
Mortgage loans funded	(67,078,907)	(290,315,478)
Mortgage loans sold	82,746,210	299,101,406
Change in mortgage loan participations sold	(15,663,312)	13,820,410
(Increase) decrease in other assets	355,506	349,888

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,674,755)	18,737,654

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable investment securities, availiable-for-sale	(110,913)	1,344,801
Principal received on mortgage loans	18,909	-
Principal received on real estate	553,836	24,583
Purchases of property and equipment	-	(279,202)
Sale of property and equipment	1,323,827	-
Gain (loss) on sale of securities	11,670	(37,044)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,797,329	1,053,138

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	-	(22,733,529)
Proceeds from note payable	834,184	3,179,310
Payments on note payable	(1,871,822)	(533,943)

NET CASH USED BY FINANCING ACTIVITIES	(1,037,638)	(20,088,162)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(915,064)	(297,370)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,378,095	1,675,465

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 463,031	$ 1,378,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ 232,797	$ 963,041

Federal income taxes paid	$ -	$ -

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Description of Business

First Financial Corporation ("the Company") was incorporated in the State of Texas in 1964.  During the last several years, the primary business of the Company, both directly or through its subsidiaries, has been originating and servicing of residential mortgage and manufactured home loans, engaging in insurance activities, and providing consulting and data processing services to related companies.  As of December 31, 2006, the Company had two wholly-owned subsidiaries, First Preference Mortgage Corporation ("FPMC") and First Advisory Services, Inc. ("FAS").  As discussed in Note 3, FPMC and FAS discontinued operations in 2006.  With the exception of marketable investment securities, virtually all of the Company's assets and liabilities are recorded in FPMC and FAS.

            Basis for Financial Presentation

The Company's financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ significantly from those estimates.  Operating results for the year ended December 31, 2006, are not necessarily indicative of the results for any future period.

            Insurance Related Activities

Through March 31, 2005, the Company owned 100% of Apex Lloyds Insurance Company ("Apex"), a property and casualty insurance company which is included in the consolidated financial statements.  The policies below relate specifically to the insurance activities of the companies.

Premium Revenues - Premiums on property and casualty contracts are recognized as earned primarily on a pro rata basis over the contract period.

Unpaid Losses and Loss Expenses - Unpaid losses and loss expenses are based on cash basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss expenses.  The provisions for unpaid losses and loss expenses at December 31, 2006 and 2005, have been established to cover the estimated net cost of insured losses.  The amounts are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates.

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

On March 31, 2005, the Company sold the capital stock of Apex to Security Bancshares, Inc. ("SBI") a related party by common ownership.  The purchase price of $2,139,649 was based on the fair market value of the capital stock of the insurance company as of December 31, 2004, as determined by a valuation of capital stock prepared by ATI Capital Group, Inc., dated February 20, 2005.

The Company's wholly-owned subsidiary, FPMC, owned 100% of Tri-Triangle Agency, Inc. ("Triangle"), which solicits homeowner's insurance policies on residential mortgage loans originated by FPMC.  In May 2006, FPMC sold Triangle for cash to Security Insurance Services, Inc. ("SISI"), a wholly-owned subsidiary of Citizens State Bank of Woodville ("CSB"), which is related by common ownership.  At the time of the sale, FPMC recorded an investment in Triangle in the amount of $43,118.  The company was sold for book value at the time of sale.

            Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly-owned and majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in the consolidation.  For the year ended December 31, 2006, all subsidiaries are wholly-owned; therefore, no minority interest is reported.

            Cash Equivalents

For the purposes of the 2006 and 2005 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

Real Estate Held-for-Investment

Real estate held-for-investment is carried at the lower of cost or market in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets."  During 2006, the Company and its subsidiaries sold or transferred all real estate held for investment, and recorded the appropriate losses or gains associated with its disposition.

               Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or market as determined by outstanding commitments from investors or current investment yield requirements calculated on the aggregate loan basis.  Mortgage loans held-for-sale are reported net of any participations sold to investors.  The Company discontinued all mortgage origination operations during 2006.

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

(continued)

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes, related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  Due to the uncertainty about the Company's ability to continue as a going concern as discussed in Note 2, an allowance has been established for the full amount of the deferred tax benefit.  No deferred tax liability is indicated due to the extent of the Company's net operating loss carryforward.

            Loan Administration and Production Revenue

Loan production revenue represents net fees earned for originating residential mortgage loans sold to investors.  It also includes the net gain on mortgage loans sold to investors.  Loan administration revenue represents net fees earned for servicing manufactured home loans owned by institutional investors.

            Earnings per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding.

            Mortgage Loan Servicing Rights

In the normal course of business, the Company does not retain the right to service mortgage loans.  Servicing rights are sold to investors with the mortgage loans.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the estimated losses for loan indemnifications and early payment defaults, valuation of investment securities, valuation of mortgage loans held-for-sale, and reserve for losses under insurance policies.

            Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to current year classifications.  Such reclassifications had no effect on previously reported net income.

2.         GOING CONCERN

FPMC incurred net losses of $4,443,952 and $4,908,491 for the years ended December 31, 2006 and 2005, respectively.

In prior years, FPMC's primary funding source was a mortgage warehouse line of credit from a financial institution.  During 2005, the Company was unable to maintain certain borrowing covenants (i.e., minimum adjustable tangible net worth) resulting in the Company being unable to borrow money under the line of credit to fund mortgage loan originations.  Subsequent to December 31, 2005, FMPC received a declination letter from this financial institution indicating that the line of credit would not be extended beyond March 31, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas ("CSB"), a financial institution, related through common ownership.  The sale of participations to CSB was the Company's only source of funding beginning in October 2005.  Because CSB is related through common ownership, CSB was limited in the amount of money it was able to fund as a percentage of the Company's total funding source over a 12-month period.  CSB also issued a declination letter indicating that it would cease purchasing participations from FPMC on April 30, 2006, or sooner, if required by law.  Without a source of funding, FPMC discontinued its mortgage operation in April 2006.

The revenue from FPMC represented over 34% and 90% of the Company's total revenue in 2006 and 2005, respectively.  Losses in FPMC have created negative stockholders' equity in the amount of $3,867,473 and $2,333,282 as of December 31, 2006 and 2005, respectively.  Therefore, the financial condition of FPMC creates an uncertainty about the Company's ability to continue as a going concern.

3.         DISCONTINUED OPERATIONS

Transfer of Real Estate and Wholly-owned Subsidiaries

As discussed in Note 2, FPMC discontinued its mortgage operations as of April 28, 2006.  On May 16, 2006, the Company and FPMC agreed to and consummated a series of transactions with respect to their secured debt, which immediately prior to the transactions, consisted of the following obligations:

  Real Estate Lien Note ("Note A") dated July 1, 2004, made by FPMC, guaranteed by the Company, secured by a first-ranking lien and security interest in 78.471 acres of unimproved real estate owned by FPMC on Highway 77 in McLennan County, Texas (the "Highway 77 Property") and held by Bluebonnet Investments, Ltd., a Texas limited partnership ("BIL").  Prior to the transactions, the principal and interest due on Note A were $634,373.17 and $1,768.42, respectively.

(continued)

3.         DISCONTINUED OPERATIONS (Continued)

Transfer of Real Estate and Wholly-owned Subsidiaries (Continued)

  Promissory Note ("Note B") dated December 13, 2005, made by the Company, held by BIL and secured by a second-ranking lien and security interest in the Highway 77 Property.  Prior to the transactions, the principal and interest due on Note B were $350,000 and $1,682.88, respectively.

  Promissory Note ("Note C") dated December 13, 2005, made by the Company, held by JRPM Investments, Ltd., a Texas limited partnership ("JRPM") and secured by, among other things, a third-ranking lien and security interest in the Highway 77 Property and a pledge of all of the outstanding shares of FPMC, Shelter Resources, Inc. ("SRI"), First Advisory Services, Inc. ("FAS"), each a wholly-owned subsidiary of the Company, and all of the outstanding shares of First Preference Properties, Inc. ("FPP"), a wholly-owned subsidiary of FPMC. Note C was convertible at the election of the holder into shares of Company common stock ("Common Stock") at a conversion price equal to the greater of $2.50 per share or the book value per share as of the date of conversion.  Prior to the transactions, the principal and interest due on Note C were $350,000 and $1,682.88, respectively.

  Promissory Note ("Note D") dated December 13, 2005, made by the Company, held by JRPM, and secured by, among other things, a fourth-ranking lien and security interest in the Highway 77 property and a pledge of all of the outstanding shares of FPMC, SRI, FAS and FPP.  Note D was convertible at the election of the holder into 326,472 shares of Common Stock at a conversion price of $1.5315249 per share.  Prior to the transactions, the principal and interest due on Note D were $500,000 and $2,404.11, respectively.

David W. Mann, the president, chief executive officer and chief financial officer of the Company, is a general and limited partner of JRPM.  RAM Investors, Inc., a corporation of which Mr. Mann is the sole owner, is the other general partner of JRPM.  The sole general partner of BIL is Bluebonnet Enterprises, Inc., a corporation of which Mr. Mann is the president and which is owned by a trust established for the benefit of Mr. Mann.

All of the following transactions occurred effective as of May 16, 2006:

  On Note A, FPMC paid to BIL $21,373.17 of principal and $1,768.42 of interest, reducing the balance due on Note A to $613,000.

  On Note B, FFC paid to BIL interest in the amount of $1,682.88, reducing the balance due on Note B to $350,000.

  On Note C, FFC paid to JRPM interest in the amount of $1,682.88 reducing the balance due on Note C to $350,000.

(continued)

3.         DISCONTINUED OPERATIONS (Continued)

Transfer of Real Estate and Wholly-owned Subsidiaries (Continued)

  On Note D, FFC paid to JRPM interest in the amount of $2,404.11, reducing the balance due on Note D to $500,000.

  JRPM and the Company agreed to the cancellation of all conversion rights under Note C.  Thereafter, JRPM assigned to BIL its rights with respect to principal in the amount of $287,000 under Note C and canceled its third- and fourth-ranking lien and security interest in the Highway 77 property securing Note C and Note D, in exchange for which assignment and cancellation of liens, BIL transferred to JRPM cash and other assets having a value of $287,000.

  In full payment and satisfaction of the amounts owed on Note A ($613,000) and Note B ($350,000) and that portion of the principal amount of Note C held by BIL ($287,000), which amounts aggregated $1,250,000, BIL accepted full ownership of the Highway 77 property from FPMC.

  In full payment and satisfaction of the remaining balance payable on Note C ($63,000) and in payment and satisfaction of principal in the amount of $150,000 of Note D, JRPM accepted all of the outstanding shares of SRI and FPP from the Company and FPMC, respectively, leaving a remaining principal balance due on Note D of $350,000.

  JRPM agreed to convert the $350,000 remaining principal balance due on Note D on or before December 31, 2006, at the conversion price specified in Note D, for which JRPM will receive 228,530 shares of Common Stock.

  As a result of the foregoing transactions, all of the secured debt of the Company and FPMC had been paid and satisfied, with the exception of a principal balance due on Note D in the amount of $350,000, all of which JRPM agreed to convert to equity no later than December 31, 2006.  The credit against the four secured notes that the Company and FPMC received in the transactions (apart from the conversion of and interest forgiveness on Note D) was an aggregate of $1,491,911.46, of which $28,911.46 was paid in cash and $1,463,000 was the aggregate value attributed to the Highway 77 property and to the outstanding shares of SRI and FPP.

On December 29, 2006, JRPM converted the $350,000 remaining principal balance due on Note D at the conversion price specified in Note D, for which JRPM received 228,530 shares of Common Stock.  In addition, on December 31, 2006, the option expired by its terms without being exercised.

(continued)

3.         DISCONTINUED OPERATIONS (Continued)

Sale of Mortgage Lending Operation

On December 1, 2006, Citizens Mortgage Corporation ("CMC") and FPMC executed an agreement entitled Memorandum of Asset Purchase (the "Agreement") under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of a promissory note from CMC.  The promissory note is unsecured, bears interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%) and is repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Under the Agreement, CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed some of FPMC's former employees and took over the processing of loan applications that had been received by FPMC.

CMC is a wholly-owned subsidiary of Citizens State Bank of Woodville, Texas, the president and chief executive officer of which is David W. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  Mr. Mann is also the chief executive officer and a director of both FPMC and the Company.  Mr. Mann and his affiliates have controlling beneficial ownership of the Company and the parent company of CMC.

The purchase price and terms provided in the Agreement were negotiated on behalf of FPMC by the independent directors of the Company and by legal counsel selected by them.  The purchase price was based on an evaluation provided by an independent expert.

FAS has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company's mortgage operation, the services provided by FAS have also been reduced.

4.                CONTINGENCIES RELATED TO PRIOR PROGRAMS AND THE CURRENT OPERATING ENVIRONMENT

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

(continued)

4.                CONTINGENCIES RELATED TO PRIOR PROGRAMS AND THE CURRENT OPERATING ENVIRONMENT (Continued)

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

The Company's management and legal counsel are not aware of any facts which would lead them to believe that it is probable GNMA will or intends to assert or reassert any claims against FFC.  The Company's position is it has no liability to GNMA.  Legal counsel has advised FFC that if GNMA does assert or reassert any claims, FFC should in addition to its defense that it has no liability, raise other defenses such as the expiration of the statute of limitations and laches.  It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.

 5.        LOAN ADMINISTRATION

            The Company was servicing loans owned by institutional investors.  The Company was also servicing loans owned by the Company's wholly-owned subsidiary, First Preference Mortgage Corporation.  Due to the uncollectability of the servicing assets, the Company charged-off all of these assets against the reserve in 2005.  The remaining loans serviced by the Company are owned by the Company totaling approximately $23,633 at December 31, 2006.

 6.        MARKETABLE INVESTMENT SECURITIES

            Marketable investment securities at December 31, 2006, consist of:

Gross
	Amortized	Unrealized	Fair
December 31, 2006	Cost	Gain/(Loss)	Value

Available-for-sale:
Equity securities	$ 111,203	$ 757,811	$ 869,014

Total Investment Securities	$ 111,203	$ 757,811	$ 869,014

            The gross unrealized gain for 2006 relating to investment securities available-for-sale is $757,811.

7.                RESERVE FOR POSSIBLE LOAN INDEMNIFICATION AND EARLY PAYMENT  DEFAULT LOSSES

            Changes in the reserve for possible loan indemnification and early payment default losses are as follows:

	2006	2005

Balance, beginning of period	$ 2,443,883	$ 1,969,296
Provision charged to income	1,983,565	2,577,800
Loans charged-off	1,790,719	(2,500,295)
Recoveries	483,552	197,082

Balance, end of period	$ 6,701,719	$ 2,243,883

 8.        PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2006:

Estimated
Useful Lives

Equipment, furniture and fixtures	$ 149,824	3 to 10 years

Less accumulated depreciation	(22,376)

$ 127,448

 9.        ESTIMATED RESERVE FOR LOSSES UNDER SERVICING AGREEMENTS

Under the terms of certain of its existing servicing agreements, the Company is at risk for any credit losses and costs of foreclosure, net of credit insurance proceeds, sustained on default of the borrower.  During 1988 and 1987, as a result of the declining economies and other matters discussed in Note 4, the Company made substantial loss provisions to raise the estimated reserve for losses under servicing agreements to levels that adequately reflect management's estimate of future losses that may be incurred under the Company's current and prior servicing agreements.  Beginning in 1990, the Company changed its reserve estimate for losses under servicing agreements as a result of decreases in the amount of serviced loans outstanding.  Due to the uncollectability of the servicing assets, the Company charged-off all of these assets against the reserve in 2005.  The Company no longer maintains a reserve for losses under the servicing agreements.

 10.      LEASES

In conjunction with the discontinued operation of FPMC, the Company has discontinued all equipment and office space leases.

The rental expense for equipment leases was $19,524 and $62,454 for December 31, 2006 and 2005, respectively.  The rental expense for office space was $91,169 and $242,472 for 2006 and 2005, respectively.

11.      FINANCING AGREEMENTS

In December 2000, FPMC entered into a mortgage warehouse line of credit with Colonial Bank, N.A. ("Colonial").  This line of credit agreement was amended on several occasions until the last amendment when the maturity date was extended to March 31, 2006.  As discussed in Note 2, FPMC received a letter from Colonial, declining to extend the loan beyond March 31, 2006.  FPMC did not borrow any money under this line of credit during 2006.

In September 2005, FPMC entered into a loan participation agreement with CSB.  Under this agreement, CSB had the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  When a mortgage loan is sold in the secondary market, CSB recoups its investment plus a specified yield on its investment.  Beginning in September 2005, FPMC funded all of the mortgage loans it originated under this agreement.  As of December 31, 2005, the balance of participations sold under this agreement amounted to $15,670,637.  As discussed in Note 2, CSB ceased purchasing participations from FPMC on April 30, 2006, and FPMC discontinued its mortgage operations.

(continued)

11.      FINANCING AGREEMENTS (Continued)

In 2004, FPMC borrowed $825,000 from Citizens State Bank, a related party through common ownership.  Prior to December 31, 2004, Citizens State Bank sold the loan to BIL.  As discussed in Note 3, FPMC transferred land that secured this loan to BIL in lieu of the debt in May 2006.  The unpaid principal balance of the loan on December 31, 2006 and 2005, was $0 and $671,822, respectively.

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development ("HUD") in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the net present value of the obligation and reduced the amount of the loan loss reserve.  The obligation carries an interest rate of 1.0% and is payable in 24 monthly installments.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  As of December 31, 2006 and 2005, the principal balance of this obligation was $312,796 and $143,219, respectively.  As of December 31, 2006, FPMC is in default on the repayment terms of this obligation and is attempting to negotiate a settlement with HUD.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. ("CMI").  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation.  FPMC booked a note payable to CMI for the net present value of the remaining balance of the obligation and reduced the amount of the loan loss reserve.  The agreement calls for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  As of December 31, 2006 and 2005, the principal balance of this obligation was $2,084,032 and $1,606,300, respectively.  As of December 31, 2006, FPMC is in default on the repayment terms of this obligation and CMI has initiated legal action against FPMC for collection of the debt.

In December 2005, the Company executed three Promissory Notes for an aggregate principal amount of $1.2 million.  One of the notes is payable to BIL for $350,000.  The other two notes are payable to JRPM Investments, Ltd., a Texas limited partnership ("JRPM") for $350,000 and $500,000.  David W. Mann, the president, chief executive officer and chief financial officer of the Company, is a general and limited partner of JRPM and RAM Investors, Inc., a corporation of which Mr. Mann is the sole owner, is the other general partner of JRPM.  Bluebonnet Enterprises, Inc., a corporation which is owned by a trust established for the benefit of Mr. Mann and of which Mr. Mann is the president, is the sole general partner of BIL.  Each note is secured by a deed of trust against certain real property owned by the Company or its subsidiaries and the two notes payable to JRPM are secured by a pledge of stock of direct or indirect subsidiaries of the Company.  As discussed in Note 3, in May 2006, the Company and FPMC transferred ownership of certain real property owned by the Company or its subsidiaries, along with 100% of the common stock of direct or indirect subsidiaries of the Company to JRPM and BIL in lieu all but $350,000 of the debt.  Also as discussed in Note 3, in December 2006, JRPM converted the $350,000 remaining debt to 228,530 shares of Common Stock.  The combined principal balance of the all three of these loans on December 31, 2006 and 2005, was $0 and $1,200,000, respectively.

 12.      RELATED PARTY TRANSACTIONS

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

On December 29, 2004, FPMC and Apex Lloyds Insurance Company, which owned the remaining 48% of FAR, sold their respective interests in FAR to Security Bancshares, Inc., a Texas bank holding company, related to the Company by common ownership.  The purchase price of $1,113,868 was based on the fair market value of the capital stock of FAR as of October 31, 2004, as determined by a valuation of capital stock prepared by ATI Capital Group, Inc., dated November 23, 2004.  Bernstein, Conklin & Balcomb, business valuation advisors, reviewed the Stock Purchase Agreement and indicated the valuation of the capital stock of FAR was fair from a financial point of view.

On March 31, 2005, the Company sold its 100% ownership interest in (i) Apex Lloyds and (ii) Texas Apex, Inc., a Texas corporation ("Texas Apex"), to SBI.  As consideration for the shares of Texas Apex and Apex Lloyds common stock sold to SBI, the Company received (i) cash in the amount of $1,640,963 and (ii) marketable securities with a market value on the date of sale of $498,686.  This purchase price was the fair market value of Texas Apex and Apex Lloyds as determined by an independent appraiser.  Prior to approving the sale to SBI, the Board of Directors of the Company received an opinion from an independent business valuation advisor regarding the fairness of the transaction to the Company's shareholders.  Also, in connection with the sale of Apex Lloyds, Shelter Resources, Inc., a wholly-owned subsidiary of the Company, purchased from Apex Lloyds the office building used by Apex Lloyds located at 825 Washington Avenue, Waco, Texas, consisting of 14,475 square feet.  The building was purchased by Shelter Resources, Inc. ("Shelter") for $184,387, which was the value of the building on the books of Apex Lloyds.

As discussed in Note 3, the Company and FPMC transferred ownership of real property, and its wholly-owned subsidiaries, First Preference Properties, Inc. ("FPPI") and Shelter, to BIL and JRPM in lieu of debt in May 2006.  The total value received from BIL and JRPM was $1,463,000.  The Company and FPMC recorded a combined net gain on the transfer of approximately $86,900.

Also in May 2006, FPMC sold Tri-Triangle Insurance Company, Inc. to Security Insurance Services, Inc., a wholly-owned subsidiary of Citizens State Bank of Woodville, which is related by common ownership.

(continued)

12.       RELATED PARTY TRANSACTIONS (Continued)

FPMC recorded related party accounts receivables in the amount of $2,073,144 and $742,760 for the years ended December 31, 2006 and 2005, respectively.  The receivables had been recorded in prior years for amounts expected to be received from the parent upon utilization of the net operating loss carryforwards.  Due to the going concern issue discussed in Note 2, FPMC has reserved this entire amount resulting in a $0 balance for related party accounts receivable.

Prior to discontinuing operations in April 2006, FPMC leased real estate from JRPM Investments, Ltd., a related party through common ownership.  During 2006 and 2005, FPMC paid $46,910 and $112,584, respectively, to this related party in lease payments.  The lease was canceled after the May 2006 lease payment.

In 2004, FPMC borrowed $825,000 from CSB.  During 2004, FPMC paid CSB $35,901 in principal payments, $25,921 in interest payments, and $5,771 in loan fees related to this loan.  Prior to year-end, CSB sold the loan to BIL, another related party through common ownership, and FPMC paid $280 in interest to BIL.  In 2005, FPMC paid BIL $117,277 in principal payments and $53,050 in interest payments related to this loan.  In 2006, FPMC paid BIL $24,319 in principal payments and $58,822 in interest payments related to this loan.  As discussed in Note 3, the unpaid balance of this loan was offset in May 2006.

In September 2005, FPMC entered into a loan participation agreement with CSB.  Under this agreement, CSB has the option to purchase an undivided interest in the residential mortgage loans originated by FPMC.  As of December 31, 2005, the balance of participations sold under this agreement amounted to $15,670,637.  Prior to discontinuing operations in April 2006, FPMC paid participation interest to CSB of approximately $250,000.

In December 2005, the Company executed three promissory notes for an aggregate principal amount of $1.2 million.  One of the notes is payable to Bluebonnet Investments, Ltd. for $350,000.  The other two notes are payable to JRPM Investments, Ltd. for $350,000 and $500,000.  These promissory notes are discussed more fully in Notes 3 and 11.

The Company also provides accounting, personnel, general and administrative, and information technology services to entities that are related through common ownership.  The Company billed approximately $383,210 and $407,000 to these entities in 2006 and 2005, respectively.

13.       INCOME TAXES

The provision for income taxes consists of the following components at December 31, 2006 and 2005:

	2006	2005

Income tax expense computed
at corporate federal rate	$(1,118,018)	$(1,747,134)

Change in reserve for deferred tax asset	891,259	1,987,193

Nondeductible income and expenses	228,539	60,991

	$ 1,780	$ 301,050

(continued)

13.       INCOME TAXES (Continued)

            The deferred tax benefit in the accompanying balance sheet at December 31, 2006, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$ 5,663,564

Deferred tax benefit attributable to reserve
for losses	1,060,896

Deferred tax liability applicable to unrealized
gain on investment securities	(257,187)

Deferred tax asset valuation allowance	(6,467,273)

Net deferred tax asset	$ -

The valuation allowance increased due primarily to the change in the amount deferred relating to reserve for losses, the difference between net operating loss carryforward recorded on the books and actual benefit from the tax return for 2005, and the amount of net operating loss carryforward realized for book purposes in 2006.

A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization.  The net deferred tax asset relates to benefits available at a subsidiary level where an unconsolidated return is filed.

At December 31, 2006, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $16.6 million which expire in 2011 through 2026.

14.       COMMITMENTS AND CONTINGENCIES

Servicing

Substantially all of the conventional pools of manufactured home loans serviced by the Company, approximating $0 and $92,000 at December 31, 2006 and 2005, respectively, were sold to investors with recourse.  The recourse provisions typically require the Company to repurchase delinquent loans at the unpaid principal balances plus accrued interest, or replace delinquent loans with another loan which is current.  The majority of these loans were charged against the Company's reserve for losses under servicing agreements during 2005.  The remaining loans are Company related and do not require cash reserve balances.

(continued)

14.       COMMITMENTS AND CONTINGENCIES (Continued)

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

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development ("HUD") in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  The obligation was payable in 24 monthly installments.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  On December 31, 2006, the amount of the obligation had increased to $312,796.  Increases in the amount of the obligation were offset by reductions in the amount of the loan loss reserve.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. ("CMI").  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation, reducing the balance of the obligation to $1,463,066.  The loan loss reserve was further reduced by this amount.  The agreement calls for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The agreement also allows CMI to revise the settlement amount based on loss reimbursement statements sent by CMI to FPMC.  On December 31, 2006, the amount of the obligation had increased to $2,084,032.  Increases in the amount of the obligation were offset by reductions in the amount of the loan loss reserve.

At December 31, 2005, the Company reported estimated losses for indemnifications and early payment defaults on loans sold (loan loss reserve) in the amount of $2,443,883.  During 2006, the Company recorded provisions for losses in the amount of $1,983,565, charge-offs of $1,790,719, and recoveries of $483,552, resulting in a loan loss reserve in the amount of $3,120,281 at December 31, 2006.

(continued)

14.       COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification of Mortgage Loans Sold (Continued)

In February 2006, FPMC entered into a Settlement Agreement with Washington Mutual Bank, FA ("WAMU") in the amount of $1,016,850 for settlement of various claims.  FPMC booked a note payable to WAMU for the amount of the obligation and reduced the amount of the loan loss reserve by $594,387, which represented the net present value of the obligation.  On September 14, 2006, FPMC entered into a settlement agreement with WAMU and paid WAMU $65,000 as full settlement of the obligation.

            Pending Litigation

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC.  This litigation results from defaults by FPMC in the repayment to CMI of amounts required to be paid by FPMC under its July 20, 2006, Workout and Forbearance Agreement with CMI and under the underlying loan agreements.  CMI also makes claims in this litigation against FPMC based on allegations that FPMC made transfers to Citizens Mortgage Corporation ("CMC") of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  In answer to this suit, FPMC has filed a general denial.

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

15.       SEGMENT REPORTING

The Company operates principally in two segments, mortgage banking and insurance sales.  The corporate and other segment includes underwriting credit insurance, and consulting services through the Company's wholly-owned subsidiaries.

(continued)

15.       SEGMENT REPORTING (Continued)

            Information concerning the Company's operations in different segments follows:

	Mortgage	Insurance	Corporate
	Banking	Sales	and Other	Consolidated

For the Year Ended 12/31/06

Revenue	$ 1,095,709	$ 18,755	$ 848,643	$ 1,963,107
Operating profit (loss)	(4,503,042)	2,920	1,152,977	(3,347,145)
Identifiable assets	831,311	-	962,287	1,793,598
Depreciation	193,023	-	1,407	194,430
Capital expenditures	-	-	-	-

For the Year Ended 12/31/05

Revenue	$ 5,445,008	$ 119,896	$ 412,697	$ 5,977,601
Operating profit (loss)	(4,923,133)	24,358	(298,664)	(5,197,439)
Identifiable assets	3,224,189	24,634	1,397,917	4,646,740
Depreciation	55,136	1,071	277,322	333,529
Capital expenditures	91,771	-	187,431	279,202

16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

            Cash and Cash Equivalents

The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

            Accounts Receivable and Payable

The fair value of accounts receivable and accounts payable approximates the carrying value because of the short time until realization of those balances.

            Mortgage Loans Held-for-Investment

Mortgage loans held-for-investment are net of any discounts.  The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans.  The values of these loans at December 31, 2006, are:

	Carrying Value	Market Value

Mortgage loans held-for-investment	$ 10,029	$ 10,029

17.       EARNINGS PER SHARE

The average number of common shares outstanding during 2006 and 2005 was 173,528.  On December 29, 2006, the Company issued 228,530 shares of common stock to JRPM as full satisfaction of a $350,000 note payable to JRPM.  The Company also retired 10,222 shares of treasury stock prior to year-end.  Because both of these transactions occurred at year-end, the average number of common shares will not be affected until 2007.

The loss from continuing operations was $3,338,871 and $5,439,679 for the years ended December 31, 2006 and 2005, respectively, resulting in a loss per common share from continuing operations of $19.24 and $31.35.

The gain from discontinued operations was $60,636 for the year ended December 31, 2006, resulting in a gain per common share from discontinued operations of $0.35.

The total loss from operations was $3,278,235 and $5,439,679 for the years ended December 31, 2006 and 2005, respectively, resulting in a loss per common share of $18.89 and $31.35.

18.       CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances at primarily one depository institution.  Cash accounts at this institution are insured by the FDIC for up to $100,000 for each account.  Amounts in excess of insured limits was approximately $11,450 at December 31, 2006.

19.       RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of all employees who have attained the age of 21 and have completed one year of service.  The calendar year plan provides for voluntary employee contributions as a deduction from wages with a required matching contribution by the employer.  During 2003, the Company made matching contributions equal to 50% of the amount of the salary reduction up to 2%, plus 25% for reductions in excess of 2% to a maximum of 4%.  During 2004, the Company ceased making matching contributions for FPMC employees.  For the years ended December 31, 2006 and 2005, the Company incurred a total contribution expense of $0 and $15,767, respectively.

