Form 10KSB/A
period 2006-12-31
FIRST FINANCIAL CORP /TX/
filed 2007-04-30
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (check one):     Yes_____   No      X

Explanatory Note

First Financial Corporation is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the Original Report) as filed with the Securities and Exchange Commission (SEC) on April 16, 2007 for the purpose of (i) amending and restating Items 3 and 5 of the Original Report in their entirety, (ii) including the information that was to be incorporated by reference to the information statement relating to its 2007 annual meeting of shareholders, and (iii) filing Exhibit 10.19, which was inadvertently omitted from the Original Report.  There are no other changes to the Original Report.  As a result of this Amendment, we are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Report nor does it modify or update the disclosure contained in the Original Report in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with our Original Report.

Part I

Item 3.  Legal Proceedings

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC, David W. Mann, and Citizens Mortgage Corporation ("CMC").  CMC is a subsidiary of Citizen's State Bank, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  In this litigation CMI makes claims against FPMC based on allegations of default in the repayment to CMI of amounts payable by FPMC under its July 20, 2006 Workout and Forbearance Agreement with CMI and under the underlying loan agreements, as described under "Results of Operations" in Item 6 of Part II of this report.  Amounts claimed by CMI to be payable under these agreements total approximately $3,500,000.  CMI also makes claims in this litigation against FPMC, Mr. Mann, and CMC based on allegations that FPMC made transfers to CMC of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  FPMC has filed an answer in this suit, contesting many of the allegations and claims of CMI.  CMC has moved to dismiss the suit for lack of personal jurisdiction and improper venue and Mr. Mann has moved to dismiss the suit for lack of personal jurisdiction.  The parties to this suit are now engaged in jurisdictional discovery and the court has not yet ruled on whether the court has personal jurisdiction over CMC and Mr. Mann.

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

The Company did not pay any cash dividends during the last three fiscal years. Except in limited circumstances, the Texas Business Corporation Act would prohibit the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or if the dividend exceeds the Company's surplus.

                                                                                                                                                                          Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information About Directors and Executive Officer

The table below provides certain information as of April 20, 2007, with respect to each director and our executive officer.  Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

Name and Principal Occupation for the Last Five Years	Age	Director Since	Positions With Company

David W. Mann
President, First Financial Corporation since May 21, 1992; Chairman of the Board, First Financial Corporation since May 15, 2001, Director since 1991; President, First Preference Mortgage Corp. from February 7, 1993 to September 30, 2004, from October 8, 2004 to September 30, 2005, and since April 1, 2006; Chairman of the Board, First Preference Mortgage Corp. since February 5, 2002; President, Chief Executive Officer, Citizens State Bank, Woodville, Texas since March 25, 1997, Vice Chairman of the Board, Citizens State Bank, Woodville, Texas since June 28, 1994 until April 25, 2006, Chairman of the Board, Citizens State Bank, Woodville, Texas since April 25, 2006; Mr. Mann is also an officer and director of certain insurance agencies and companies and holds positions with several other family-owned entities.

	51	5-21-91	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board

Name and Principal Occupation for the Last Five Years	Age	Director Since	Positions With Company
James Lee Motheral Since January 1, 1996, Mr. Motheral has been employed in the field of print management as President of Motheral Printing Company.	52	2-6-01	Director
Dr. Raymond A. Parker Dr. Parker is a retired minister.	77	11-15-01	Director
Joseph Edward Walker Since January 1, 1996, Mr. Walker was employed by Video Productions and Impact Productions. Mr. Walker retired in 2005.	75	2-06-01	Director

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, controller, and beneficial owners of more than 10% of the Company's common stock to file certain beneficial ownership reports with the Securities and Exchange Commission.  The Company is not aware of the failure by any of such persons to file timely any such report during 2006 or with respect to transactions occurring during 2006.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and senior financial officers, which was filed as Exhibit 14.1 to the 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 14, 2004.

Audit Committee

The Board of Directors has no audit committee, or any other committee performing similar functions. The Board as a whole performs the functions that would otherwise be performed by the audit committee.

In connection with performing its functions as an audit committee, the full Board has determined that David W. Mann qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of the Securities and Exchange Commission's Regulation S-B. Mr. Mann, because he is an officer and principal owner of the Company, would not be considered "independent" within the meaning of the independence requirements of any national securities exchange or national securities association. It should be noted, however, that, because the Company's securities are not listed on any such exchange or traded on a trading system maintained by any national securities association, no financial expert is required to be on the Company's Board of Directors or to be independent.

Item 10.  Executive Compensation

Executive Compensation

The following table sets forth information regarding the compensation paid to or for the Company's chief executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total
David W. Mann President, Chief Executive Officer and Chief Financial Officer	2006 2005	$152,000 205,938	-- --	-- 6,325	$152,000 212,263

______________

(1)             All amounts reported in this column consist of contributions made by the Company to the 401(k) retirement plans of the identified executive officer.

_______________________________

There were no outstanding equity awards as of December 31, 2006.

Director Compensation

During 2006, each non-employee director of the Company (all directors other than David W. Mann) was paid a fee of $1,000 for each regular meeting of the Board of Directors that such director attended.  The Company does not have any standard arrangements or other arrangements pursuant to which any director of the Company was compensated during the last completed fiscal year for any service as a director, including committee participation and special assignments.

Name of Director	Fees Earned or Paid in Cash	All Other Compensation	Total
James Lee Motheral	$5,000	--	$ 5,000
Raymond A. Parker	$5,000	--	$ 5,000
Walter J. Rusek*	$4,000	$10,000	$14,000
Joseph Edward Walker	$5,000	--	$ 5,000

*          Mr. Rusek served as a director of the Company from 1970 until his death on April 18, 2007. Other compensation paid to Mr. Rusek during 2006 consisted of a fee for his assistance in negotiating an oil and gas lease on property owned by the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information, to the extent known to the Company, regarding the number and percentage of shares of common stock beneficially owned by each person who beneficially owns more than 5% of the Company's common stock, by each director, our executive officer, and all directors and our executive officer as a group, as of April 20, 2007.  Except as otherwise indicated, the parties named below have sole voting and investment power with respect to the shares beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Outstanding Shares
First Financial Holdings, Ltd.(1) 800 Washington Ave. Waco, Texas 76701	102,898	25.6%
Harold E. Allison, III(2) 102 West Bluff Street Woodville, Texas 75979	102,898	25.6%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Outstanding Shares
JRPM Investments, Ltd.(3) 800 Washington Ave. Waco, Texas 76701	228,530	56.8%
David W. Mann 800 Washington Ave. Waco, Texas 76701	331,428(4)	82.4%
James Lee Motheral 4416 Overton Crest Ft. Worth, Texas 76109	-0-	-0-
Dr. Raymond A. Parker Hwy., 256N-509 CR 2080 Woodville, Texas 75979	-0-	-0-
Joseph Edward Walker 12566 Chapel Road Lorena, Texas 75566	-0-	-0-
All directors and executive officers as a group	331,428	82.4%

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

(3)            JRPM Investments, Ltd. ("JRPM") is a Texas limited partnership the general partners of which are David W. Mann and RAM Investors, Inc., a Texas corporation ("RAMII").  Mr. Mann is president and sole director of RAMII.  The sole shareholder of RAMII is the David W. Mann.

 (4)            Consists of (i) the 102,898 shares owned directly by Holdings (see footnote 1 above), and (ii) the 228,530 shares owned directly by JRPM (see footnote 3 above).

__________________

Equity Compensation Plan Information

The Company does not maintain any compensation plans pursuant to which equity securities of the Company are authorized for issuance.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

See the Original Report for information regarding certain relationships and related transactions.

Director Independence

 The Company has not determined whether each member of its Board of Directors will be considered "independent" as that term is defined in the rules of any national securities exchange or securities association that apply to listed companies because, even if the Company were a listed company, many of the rules defining independence would not apply to the Company because the Company's voting securities are controlled by a majority shareholder.

Item 13. Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

First Financial Corporation

By:                      /s/ David W. Mann
                           David W. Mann
        President, Chief Executive Officer
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

10.14

Ninth Amendment to Mortgage Warehouse Loan and Security Agreement dated March 31, 2005, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2005).

10.15

Tenth Amendment to Mortgage Warehouse Loan and Security Agreement dated September 28, 2005, between First Preference Mortgage Corp. and Colonial Bank (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2005).

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

10.19	Memorandum of Asset Purchase between First Preference Mortgage Corp. and Citizens Mortgage Corp. dated December 1, 2006 (filed with this Form 10-KSB/A).
14.1	Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (incorporated by reference to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2006).
31.1	Rule 13a-14(a)/15d-14(a) Certification (filed with this Form 10-KSB/A).