Form 10QSB
period 2007-03-31
FIRST FINANCIAL CORP /TX/
filed 2007-05-15
CIK 36315

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes __     No  X

Number of shares of the Issuer's Common Stock outstanding on April 30, 2007 was 402,058.

Transitional Small Business Disclosure Format (check one)         Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION
March 31, 2007

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2007	1

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2007 and 2006

Consolidated Statements of Cash
Flow for the Three-Months
ended March 31, 2007 and 2006	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis Or Plan of Operation	8

Item 3. Controls and Procedures	12

Part II Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits	14

Item 1. Financial Statements
First Financial Corporation
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets
------
Cash and cash equivalents	$418,961
Restricted cash	-
Accounts receivable	98,197
Notes receivable	220,000
Marketable investment securities	1,432,087
Restricted marketable investment securities	-
Real estate held for investment,at cost	-
Mortgage loans	21,937
Property and equipment	17,105
Other assets	177,962

Total Assets	$2,386,249

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Notes payable	2,507,599
Accounts payable	74,249
Estimated reserve for indemnifications and early payment default losses	3,221,965
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	150,814

Total Liabilities	5,954,627

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares; issued 402,058 shares	1,000
Additional paid-in capital	1,471,004
Retained earnings	(6,267,391)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	1,227,009

(3,568,378)
Less:Treasury stock - at cost	-

Total Stockholders' Deficit	(3,568,378)

Total Liabilities and Stockholders' Deficit	$ 2,386,249

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2007	2006	2007	2006

Revenues:
Loan administration	$ 186	$ 775,374	$ 186	$ 775,374
Interest income	576	4,649	576	4,649
Oil and gas royalties	9,267	11,462	9,267	11,462
Other income	8,553	242,939	8,553	242,939
Total Revenues	18,582	1,034,424	18,582	1,034,424

Expenses:
Salaries and related expenses	38,092	975,067	38,092	975,067
Interest expense	771	75,751	771	75,751
Provision for loan losses	101,662	8,778	101,662	8,778
Impairment of assets	-	-	-	-
Other operating expenses	48,158	728,560	48,158	728,560
Total Expenses	188,683	1,788,156	188,683	1,788,156

Income (loss) before income other income,	(170,101)	(753,732)	(170,101)	(753,732)
and provision for income tax expense

Other non-operating income
Net gain from settlement of note payable	-	-	-	-
Total Other Income	-	-	-	-

Income (loss) before provision for income tax	(170,101)	(753,732)	(170,101)	(753,732)

Federal income taxes	-	-	-	-
Net income (loss)	(170,101)	(753,732)	(170,101)	(753,732)

Other comprehensive income:
Unrealized holding gains (losses)	469,198	12,868	469,198	12,868
Comprehensive income (loss)	$ 299,097	$ (740,864)	$ 299,097	$ (740,864)

Income Per Common Share	$0.74	$4.27	$0.74	$4.27

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended

	2007	2006

Cash flows from operating activities:
Net income (loss)	($170,101)	($753,732)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	4,981	345,027
Provision for loan losses	101,662	8,778
Loan and insurance losses paid	22	(1,188,837)
Realized (gains) losses on marketable investment securities	-	(11,669)
Gain on sale of real estate held for investment	-
Net (increase) decrease in accounts receivable	(1,512)	(4,762)
Net (increase) decrease in other assets	(3,609)	132,791
Net increase (decrease) in accounts payable	(24,314)	4,022
Net increase (decrease) in reserve for losses under
insurance policies	-	-
Net increase (decrease) in other liabilities	(4,788)	(153,151)
(Increase) decrease in restricted cash used
in operating activities - net	-	-
Mortgage loans funded	-	(51,979,957)
Mortgage loans sold	-	57,811,287
Increase (decrease) in mortgage loans participations sold	-	(5,773,017)
Other	2,050	(3,430)

Net cash provided (used) for operating activities	(95,609)	(1,566,649)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	35,000
Proceeds from sale of marketable investment securities	-	61,669
Purchases of marketable investment securities	(95,928)	(136,669)
Proceeds from sale of real estate held for investment	-
Purchase of property and equipment	-	(267,887)
Principal collections on mortgage loans	1,696	11,745
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	(59,232)	(331,142)

Cash flows from financing activities:
Net change in short term borrowings
Proceeds from notes payable	-	1,138,343
Proceeds from notes payable	110,771	(187,752)
Proceeds from additional paid-in capital	-
Proceeds from sale of treasury stock	-

Net cash used for financing activities	110,771	950,591

Net increase (decrease) in cash and cash equivalents	(44,070)	(947,200)
Cash and cash equivalents at beginning of year	463,031	1,554,487

Cash and cash equivalents at end of period	$418,961	$607,287

Supplemental Disclosure of Cash Flow Information
Interest Paid	$111	$68,736

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At March 31, 2007, the Company has unrestricted cash and cash equivalents of $.42 million and an accumulated deficit of $3.6 million.  At December 31, 2006, the Company had cash and cash equivalents of $.46 million and an accumulated deficit of $6.1 million.  The Company incurred a net loss before income taxes of $170.1 thousand during the three months ended March 31, 2007 and a net loss before income taxes of $2.522 million during the year ended December 31, 2006.

First Preference Mortgage Corporation ("FPMC"), a wholly owned subsidiary of the Company, had incurred net losses of $4.4 million and $4.9 million for the years ended December 31, 2006 and 2005, respectively.

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

The significant losses for the years ended December 31, 2006, 2005, and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create significant doubt about FPMC's ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company's only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC is unable to continue as a going concern.

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

3 - Notes Payable

During the month of June 2006, and subsequently, FPMC did not make payment to CitiMortgage, Inc. ("CMI"), Washington Mutual Bank, FA ("Washington Mutual") or the Department of Housing and Urban Development ("HUD") as required by the agreements described in Results of Operations.  The last payments due in May 2006 under each of these three agreements were remitted in May 2006.  The amounts payable to CMI and Washington Mutual are zero interest obligations and are reflected on the accompanying balance sheet as notes payable.  Upon FPMC's non-payment of the payments due after May 2006, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in a total increase to notes payable in the amount of $223,822. This increase was reflected in the previously reported amounts for June 2006.

On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes payable was decreased by $685,000.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company's exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation ("IMC") at a price of $0.450 CAD per share, or $.0389 USD per share. At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, is payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.

4 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

5 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  The Company has approximately $13.1 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.  A valuation allowance has been provided for all tax benefits; therefore, no asset is reflected on the Company's balance sheet for the net operating loss carryforward benefits.

6 - Subsequent Event

7 - Contingencies

In the ordinary course of business, the Company sells loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (i.e., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, the Company has no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure as further discussed in Item 2.  At March 31, 2007, the estimated reserve for indemnifications and early payment default losses was $3,221,965.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $(170,101) for the three months ended March 31, 2007 compared to a net loss of $(753,732) for the same period in 2006.  As a result of the discontinuance of the Company's mortgage operations after April 28, 2006 described under "Liquidity and Capital Resources," the Company's total expenses during the quarter ended March 31, 2007 have decreased to $188,683 from $1.8 million for the same time period last year.  There were no mortgage loans funded in the quarter ended March 31, 2007 compared to $52 million in mortgage loans funded during the same period in 2006.

During the quarter ended March 31, 2007, there were loan administration revenues and interest revenue of $186 and $576 compared to $775,374 and $4,649 respectively for the same period in 2006.  In 2006, FPMC earned interest from the date the mortgage loan was closed until the date the mortgage loan was sold to investors.

Oil and gas royalties for the three months ended March 31, 2007 amounted to $9,267 compared to $11,462 for the same period in 2006.

For the quarter ended March 31, 2007, other income was $8,553 compared to $242,939 for the same period in 2006.  First Advisory Services, Inc., ("FAS") a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company's mortgage operation, the services provided by FAS have been reduced.  The decrease in other income is primarily due to the reduction in revenue generated from these services.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities net of income taxes. For the three months ended March 31, 2007, unrealized holding gains amounted to $469,198 compared to $12,868 for the same period in 2006.

Salaries and related expenses decreased to $38,092 for the quarter ended March 31, 2007 compared to $975,067 for the same period in 2006.  This decrease is primarily due to the reduction in staff and closing of mortgage operations during the quarter ended June 30, 2006.

Interest expense for the quarter ended March 31, 2007 was $771 compared to $75,761 for the same time period in 2006.  The reduction of interest expense is primarily due to the closing of the mortgage operations.

Other operating expenses for the three months ended March 31, 2007 amounted to $48,158 compared to $728,560 for the same period in 2006.  The reduction of other operating expenses is primarily due to the closing of the mortgage operations.

The Company is at risk under the agreements described below with private investors and with the Department of Housing and Urban Development ("HUD") for credit losses and cost of foreclosure on default of the borrower.

FPMC entered into a Workout and Forebearance Agreement with CMI, effective July 20, 2005 related to indemnity obligations under loan purchase agreements under which FPMC is obligated to repurchase certain loans from CMI.  As of March 31, 2006, the total of amounts payable to CMI, which has been included as a component of the note payable on the accompanying consolidated balance sheet, was $2,084,032.  The amount added to the note payable during the year ended December 31, 2006 was $664,608.  This note payable was not increased during the quarter ended March 31, 2007.  The sum of the amounts reflected on the accompanying balance sheet under notes payable and under estimated reserve for loan losses that relate to loans sold to CMI is approximately $3,500,000.  This is approximately equal to the amount claimed in the lawsuit by CMI explained in the "Legal Proceedings" below.

FPMC entered into a Stipulation of Settlement Agreement with Washington Mutual effective February 21, 2006, related to indemnity obligations under a Loan Purchase Agreement in which FPMC was obligated to repurchase certain loans from Washington Mutual.  The total amount payable to Washington Mutual was $685,000 as of September 14, 2006.  On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes Payable was decreased by $685,000 and a gain of $620,000 was recorded in net gain from settlement of note payable during the year ended December 31, 2006.

FPMC has agreements with the Department of Housing and Urban Development ("HUD") under which FPMC is at risk for credit losses and cost of foreclosure on default of the borrower.  In January 2005, FPMC entered into a repayment plan with HUD in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  In March 2005 and February 2006, the amount payable under this plan and the note payable amount were increased by $45,793 and $239,419, respectively, so that as of March 31, 2007 the total amount owed under this plan including interest at the rate of one percent was $313,568, payable in installments of $15,012 per month, including interest.  As a result of this plan, the Company has booked charges against its loan loss reserve in the aggregate amount of $479,406.

The total amount payable under the agreement with CMI, Washington Mutual and HUD aggregating $3,426,931 have been charged against the Company's loan loss reserve, the amount of which, at March 31, 2007, was $3,221,965, as compared to $1,263,824 at March 31, 2006.  During year ended December 31, 2006, the Company increased its provision for loan losses, indemnifications and early default losses by $1,983,600, resulting in a charge against income in that amount.  For the quarter ended March 31, 2007, FPMC increase its provision for loan losses by $101,662.  The Company calculates the loan loss reserve based on historical loan losses, current claims against the Company, and recoverability of losses under the Company's Errors and Omissions ("E&O") insurance policy as well as other factors.

FPMC established a general reserve account on or about April 27, 2006 with Countrywide Home Loans, Inc. ("Countrywide") in the amount of $143,241 to make provision for certain obligations of FPMC that may arise under its loan purchase agreement with Countrywide under which FPMC is obligated to repurchase loans sold to Countrywide.  The general reserve account was established with payment from FPMC to Countrywide in the amount of $143,241.  Countrywide and FPMC are in negotiations regarding a Loss Reserve Agreement, which would govern the general reserve account, among other things. The amount in the general reserve account at Countrywide on March 31, 2007 was $91,613.

During the month of June 2006, and subsequently, FPMC did not make payment to CMI, Washington Mutual or HUD as required by the agreements described above.  The amounts payable to CMI and Washington Mutual are zero interest obligations and are reflected on the Company's balance sheet as notes payable.  When FPMC stopped making payments on these two notes during the month of June, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in an increase to the note payable due CMI in the amount of $131,583 and an increase to the note payable due Washington Mutual in the amount of $92,239.  These increases were reflected in the previously reported amounts for June 30, 2006.

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

Financial Condition

At March 31, 2007, the Company's total assets were $2,386,249 compared to $3,317,385 at March 31, 2006.    The decrease in total assets is primarily due to the discontinuation of the mortgage operations and the sale of the assets of FPMC.  The Company's primary source of potential value is the Company's approximate $13.1 million of net operating loss carryforward, which would be available to shelter income from any operations that the Company could acquire.  As reflected in the financial statements, the stockholders' deficit of the Company was $(3,568,378) at March 31, 2007 and the stockholders' equity was $(3,074,146) at March 31, 2006.

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

On a consolidated basis, cash and cash equivalents were $418,961 at March 31, 2007. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $3.6 million.

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

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. The evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company's disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended March 31, 2007 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Exhibit 31.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

Date May 15, 2007	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer
(Remainder of page purposely left blank.)