Form 10QSB
period 2007-06-30
FIRST FINANCIAL CORP /TX/
filed 2007-08-14
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

__        TRANSITION REPORT UNDER SECTION 13 OR 15(D) ON THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number      0-5559

FIRST FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	74-1502313
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

800 Washington Avenue, Waco, Texas	76701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number       (254) 757-2424

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

Number of shares of the Issuer’s Common Stock outstanding on July 31, 2007 was 402,058.

Transitional Small Business Disclosure Format (check one)    Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION

June 30, 2007

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
June 30, 2007

Consolidated Statements of Income	2
for the Three-Months ended
June 30, 2007 and 2006

Consolidated Statements of Cash	3
Flow for the Three-Months
ended June 30, 2007 and 2006

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
Or Plan of Operation	9

Item 3. Controls and Procedures	11

Part II Other Information

Item 1. Legal Proceedings	11

Item 6. Exhibits	12

Item 1. Financial Statements
First Financial Corporation
Consolidated Balance Sheet
June 30, 2007
(Unaudited)

Assets
------
Cash and cash equivalents	$387,575
Restricted cash	-
Accounts receivable	96,840
Notes receivable	200,000
Marketable investment securities	2,463,553
Restricted marketable investment securities	-
Real estate held for investment,at cost	-
Mortgage loans	7,238
Property and equipment	12,123
Other assets	153,441

Total Assets	$3,320,770

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Notes payable	2,508,382
Accounts payable	22,812
Estimated reserve for indemnifications and early payment default losses	4,035,484
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	131,731

Total Liabilities	6,698,410

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares; issued 402,058 shares	1,000
Additional paid-in capital	1,471,004
Retained earnings	(7,116,355)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	2,266,711

(3,377,640)
Less:Treasury stock - at cost	-

Total Stockholders' Deficit	(3,377,640)

Total Liabilities and Stockholders' Deficit	$ 3,320,770

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Revenues:
Loan administration	$ 7,799	$ 326,087	$ 7,985	$ 1,101,461
Interest income	9,126	1,115	9,702	5,764
Oil and gas royalties	5,263	7,756	14,530	19,217
Other income	49,856	1,054,175	58,409	1,297,115
Total Revenues	72,044	1,389,133	90,626	2,423,557

Expenses:
Salaries and related expenses	37,423	354,151	75,515	1,329,218
Interest expense	3,474	38,577	4,245	114,328
Provision for loan losses	643,519	1,704,067	745,181	1,712,845
Impairment of assets	-	807,237	-	807,237
Other operating expenses	236,592	1,074,983	284,750	1,803,543
Total Expenses	921,009	3,979,015	1,109,692	5,767,171

Income (loss) before income other income,	(848,964)	(2,589,882)	(1,019,065)	(3,343,614)
and provision for income tax expense

Other non-operating income
Net gain from settlement of note payable	-	-	-	-
Total Other Income	-	-	-	-

Income (loss) before provision for income tax	(848,964)	(2,589,882)	(1,019,065)	(3,343,614)

Federal income taxes	-	64	-	64
Net income (loss)	(848,964)	(2,589,946)	(1,019,065)	(3,343,678)

Other comprehensive income:
Unrealized holding gains (losses)	1,039,703	183,301	1,508,901	196,169
Comprehensive income (loss)	$ 190,738	$ (2,406,645)	$ 489,835	$ (3,147,509)

Income Per Common Share	$0.47	($13.87)	$1.22	($18.14)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended

	2007	2006

Cash flows from operating activities:
Net income (loss)	($1,019,065)	($3,343,678)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	9,963	1,285,455
Provision for loan losses	745,181	1,340,045
Loan and insurance losses paid	170,022	(1,188,551)
Realized (gains) losses on marketable investment securities	9,987	(11,669)
Gain on sale of real estate held for investment	-	(696,164)
Net (increase) decrease in accounts receivable	(155)	152,011
Net (increase) decrease in other assets	20,912	317,318
Net increase (decrease) in accounts payable	(75,751)	(47,547)
Net increase (decrease) in reserve for losses under
insurance policies	-	-
Net increase (decrease) in other liabilities	(23,871)	(278,789)
(Increase) decrease in restricted cash used
in operating activities - net	-	-
Mortgage loans funded	-	(70,392,273)
Mortgage loans sold	-	86,221,199
Increase (decrease) in mortgage loans participations sold	-	(15,670,637)
Other	2,050	108,508

Net cash provided (used) for operating activities	(160,727)	(2,204,771)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	55,000
Proceeds from sale of marketable investment securities	-	61,669
Purchases of marketable investment securities	(97,678)	(136,669)
Proceeds from sale of real estate held for investment	-	1250000
Purchase of property and equipment	-	(78,258)
Principal collections on mortgage loans	16,395	14,727
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	(26,284)	1,111,469

Cash flows from financing activities:
Net change in short term borrowings
Proceeds from notes payable	-	1,138,343
Payments on notes payable	111,554	(1,145,878)
Proceeds from additional paid-in capital	-
Proceeds from sale of treasury stock	-

Net cash used for financing activities	111,554	(7,535)

Net increase (decrease) in cash and cash equivalents	(75,456)	(1,305,707)
Cash and cash equivalents at beginning of year	463,031	1,554,487

Cash and cash equivalents at end of period	$387,575	$248,780

Supplemental Disclosure of Cash Flow Information
Interest Paid	$6,936	$193,749

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PART I – FINANCIAL INFORMATION

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2007, the Company has unrestricted cash and cash equivalents of $.39 million and an accumulated deficit of $7.1 million.  At December 31, 2006, the Company had cash and cash equivalents of $.46 million and an accumulated deficit of $6.1 million.  The Company incurred a net loss before income taxes of $1.019 million during the six months ended June 30, 2007 and a net loss before income taxes of $2.522 million during the year ended December 31, 2006.

First Preference Mortgage Corporation (“FPMC”), a wholly owned subsidiary of the Company, had incurred net losses of $4.4 million and $4.9 million for the years ended December 31, 2006 and 2005, respectively.

In prior years, FPMC’s primary funding source was a mortgage warehouse line of credit from Colonial Bank. During 2005, the Company was unable to maintain certain borrowing covenants (i.e. minimum adjustable tangible net worth) resulting in the Company being unable to borrow money under the line of credit to fund mortgage loan originations.  Colonial Bank terminated the line of credit, effective June 30, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas (“CSB”).  David W. Mann, the Company’s chief executive officer and controlling beneficial owner, is also chief executive officer and controlling beneficial owner of CSB. The sale of participations to CSB was the Company’s only source of funding after October 2005.  On April 30, 2006 CSB terminated its Loan Participation Agreement with FPMC.

In order to participate in the FHA mortgage insurance program, FPMC is required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development (“HUD”), as a result of which FPMC became ineligible for participation in the HUD mortgage insurance programs.

The significant losses for the years ended December 31, 2006, 2005, and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create significant doubt about FPMC’s ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company’s only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC is unable to continue as a going concern.

On December 1, 2006 FPMC and CMC executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of CMS’s promissory note.  The promissory note is unsecured, bears interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%), and is repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Under the Agreement CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed certain of FPMC’s former employees and took over the processing of loan applications that had been received by FPMC.

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

The revenue from FPMC represents over 90% of the Company’s total revenue.  Therefore, the financial condition of FPMC creates significant doubt about the Company’s ability to continue as a going concern.

3 – Notes Payable

During the month of June 2006, and subsequently, FPMC did not make payment to CitiMortgage, Inc. (“CMI”), Washington Mutual Bank, FA (“Washington Mutual”) or the Department of Housing and Urban Development (“HUD”) as required by the agreements described in Results of Operations.  The last payments due in May 2006 under each of these three agreements were remitted in May 2006.  The amounts payable to CMI and Washington Mutual are zero interest obligations and are reflected on the accompanying balance sheet as notes payable.  Upon FPMC’s non-payment of the payments due after May 2006, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in a total increase to notes payable in the amount of $223,822. This increase was reflected in the previously reported amounts for June 2006.

On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes payable was decreased by $685,000.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share. At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  As of July 31, 2007, the Company made a payment of $8,578.75, including $3,578.75 in interest, to JRPM and renewed the note to be payable in full on October 31, 2007.

4 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

5 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  As of December 31, 2006, the Company had approximately $13.1 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.  A valuation allowance has been provided for all tax benefits; therefore, no asset is reflected on the Company’s balance sheet for the net operating loss carryforward benefits.

6 - Contingencies

In the ordinary course of business, the Company sells loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (i.e., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the Company may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, the Company has no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure as further discussed in Item 2.  At June 30, 2007, the estimated reserve for indemnifications and early payment default losses was $4,035,484.

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC, David W. Mann, and Citizens Mortgage Corporation ("CMC").  CMC is a subsidiary of Citizen's State Bank, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  In this litigation CMI makes claims against FPMC based on allegations of default in the repayment to CMI of amounts payable by FPMC under its July 20, 2006 Workout and Forbearance Agreement with CMI and under the underlying loan agreements, as described under "Results of Operations" in Item 6 of Part II of this report.  Amounts claimed by CMI to be payable under these agreements total approximately $3,500,000.  CMI also makes claims in this litigation against FPMC, Mr. Mann, and CMC based on allegations that FPMC made transfers to CMC of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  FPMC has filed an answer in this suit, contesting many of the allegations and claims of CMI.  CMC has moved to dismiss the suit for lack of personal jurisdiction and improper venue and Mr. Mann has moved to dismiss the suit for lack of personal jurisdiction.  The parties to this have completed jurisdictional discovery and all briefs and memorandums on the jurisdictional and venue issues have been filed with the court.  The court has not yet ruled on whether the court has personal jurisdiction over CMC and Mr. Mann.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $1,019,065 for the six months ended June 30, 2007 compared to a net loss of $3,343,678 for the same period in 2006.  The Company had a net loss of $848,964 for the three months ended June 30, 2007 compared to a net loss of $2,589,946 for the same period in 2006.  As a result of the discontinuance of the Company’s mortgage operations after April 28, 2006 described under “Liquidity and Capital Resources,” the Company’s total expenses during the quarter ended June 30, 2007 have decreased to $921,009 from $3.98 million for the same time period last year.  There were no mortgage loans funded in the six months ended June 30, 2007 compared to $70 million in mortgage loans funded during the same period in 2006.

During the quarter ended June 30, 2007, there were loan administration revenues and interest income of $7,799 and $9,126 compared to $326,087 and $1,115 respectively for the same period in 2006.  Loan administration revenues were $7,985 for the first six months of 2007 compared to $1,101,461 for the same period of 2006.  Interest income for the six months ended June 30, 2007 amounted to $9,702 compared to $5,764 for the same period in 2006.  In 2006 prior to the doscontinuance of its mortgage operations, FPMC earned interest on each mortgage loan it originated from the date it was closed until the date  it was sold to investors.  For the six months ended June 30, 2007, the Company earned interest revenue in the amount of $8,653 from a note receivable from its affiliate, CMC, as described under “Liquidity and Capital Resources.”

Oil and gas royalties for the three months ended June 30, 2007 amounted to $5,263 compared to $7,756 for the same period in 2006.  For the six months ended June 30, 2007, oil and gas royalties amounted to $14,530 compared to $19,217 for the same period in 2006.

For the quarter ended June 30, 2007, other income was $49,856 compared to $1,054,175 for the same period in 2006.  Other Income for the six months ended June 30, 2007 was $58,409 compared to $1,297,115 for the same period in 2006.  First Advisory Services, Inc., (“FAS”) a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company’s mortgage operation, the services provided by FAS have been reduced.  The decrease in other income is primarily due to the reduction in revenue generated from these services.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities. For the three months ended June 30, 2007, unrealized holding gains amounted to $1,039,703 compared to $183,301 for the same period in 2006.  For the six months ended June 30, 2007, unrealized holding gains amounted to $1,508,901 compared to $196,169 for the same period in 2006.  Most of this gain is attributable to the increase in the market value of shares of stock of a Canadian mining company, Inspiration Mining Corporation (“ISM”), which is traded on the Toronto Stock Exchange.

Salaries and related expenses decreased to $37,423 for the quarter ended June 30, 2007 compared to $354,151 for the same period in 2006.  For the six months ended June 30, 2007, salaries and related expenses were $75,515 compared to $1,329,218 for the same period in 2006.  This decrease is primarily due to the reduction in staff and closing of mortgage operations during the quarter ended June 30, 2006.

Interest expense for the quarter ended June 30, 2007 was $3,474 compared to $38,577 for the same time period in 2006.  Interest expense for the six months ended June 30, 2007 was $4,245 compared to $114,328 for the same time period in 2006.  The reduction of interest expense is primarily due to the closing of the mortgage operations.

Other operating expenses for the three months ended June 30, 2007 amounted to $236,592 compared to $1,074,983 for the same period in 2006.  Other operating expenses for the six months ended June 30, 2007 amounted to $284,750 compared to $1,803,543 for the same period in 2006.  The reduction of other operating expenses is primarily due to the closing of the mortgage operations.

During the six months ended June 30, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by $915,204, resulting in a charge against income in that amount, as compared to a charge of $647,060 for the same period in 2006.  During the three months ended June 30, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by $813,519, resulting in a charge against income in that amount, as compared to a charge of $1,827,119 for the same period in 2006.  At June 30, 2007, the reserve for loan losses amounted to $4,035,484 compared to $2,595,377 at June 30, 2006.  For the quarter ended June 30, 2007, FPMC recorded a provision for loan losses of $643,519.  This increase was primarily due to claims made by the Department of Housing and Urban Development (“HUD”) on loans that were indemnified by the Company several years ago along with claims made on loans with deficient and uncured document exceptions.  The Company recovered approximately $170,000 from an errors and omissions insurance claim with regard to certain defaulted loans and there were no loss charge-offs during the quarter ended June 30, 2007.  The Company is at risk under certain of its agreements with private investors and HUD for credit losses and cost of foreclosure on default of the borrower.  The Company calculates the loan loss reserve based on historical loan losses, current claims against the Company, and recoverability of losses under the Company’s Errors and Omissions (“E&O”) insurance policy as well as other factors.

Financial Condition

At June 30, 2007, the Company's total assets were $3,320,770 compared to $1,106,961 at June 30, 2006.    The increase in total assets is primarily due to the increased value of marketable investment securities of about $2 million in the last twelve months.  The increase is also due to the note receivable of $200,000 from CMC described under “Liquidity and Capital Resources.”  The Company’s primary source of potential value is the Company’s approximate $13.1 million of net operating loss carryforward, which would be available to shelter income from any operations that the Company could acquire.  As reflected in the financial statements, the stockholders’ deficit of the Company was $3,377,640 at June 30, 2007 and the stockholders’ deficit was $5,480,791 at June 30, 2006.

Liquidity and Capital Resources

As of April 28, 2006, the Company’s mortgage operations, its primary source of revenue ceased.  Further discussion can be found under “Liquidity and Capital Resources” in the 10-KSB filed by the Company on April 16, 2007 for the year ended December 31, 2006.

On a consolidated basis, cash and cash equivalents were $387,575 at June 30, 2007. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $3.4 million.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws.  If the Company can settle the litigation with CMI reported in Note 6 to the financial statements filed with this report and if its other creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC may be forced into bankruptcy by its creditors or may have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by its creditors.  If that occurs, the Company’s common stock would be likely to have no value.

Forward-looking Information

Certain statements made above and elsewhere in this Form 10-QSB constitute “forward-looking statements,” including but not limited to those identified by the words “expect,” “believe,” “seek to,” “intend,” “will,” “possible,” “may” and similar expressions that are attributed to the Company or its management. No forward-looking statements of the Company or its management are guarantees of future outcomes. These statements involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the value that can be obtained from the sale of the Company’s mortgage operations and Company assets and the terms on which creditors will agree to be repaid.

 Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. The evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended June 30, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the litigation with CMI reported in Note 6 to the financial statements filed with this report, the Company is involved in routine litigation incidental to its business, both as a plaintiff and a defendant.  Management of the Company, after consulting with legal counsel, believes that liability resulting from such litigation, if any, will not have a material effect on the financial position of the Company.

Item 6. Exhibits

Exhibit 3.1  Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

Exhibit 3.2  Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

Exhibit 31.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

Exhibit 32.1   Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Corporation

____________________________________________________________________________

Date August 14, 2007	/s/ David W. Mann
David W. Mann President Duly Authorized Officer and Principal Financial Officer

(Remainder of page purposely left blank.)