Form 10QSB
period 2007-09-30
FIRST FINANCIAL CORP /TX/
filed 2007-11-19
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of the Issuer’s Common Stock outstanding on October 31, 2007 was 402,058.

Transitional Small Business Disclosure Format (check one)  Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION

September 30, 2007

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
September 30, 2007

Consolidated Statements of Income	2
for the Three-Months ended
September 30, 2007 and 2006

Consolidated Statements of Cash
Flow for the Three-Months
ended September 30, 2007 and 2006	3

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
Or Plan of Operation	8

Item 3. Controls and Procedures	11

Part II Other Information

Item 1. Legal Proceedings	11

Item 4. Submission of Matters to
a Vote of Security Holders	11

Item 6. Exhibits	12

Item 1. Financial Statements
First Financial Corporation
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets
------
Cash and cash equivalents	$121,127
Restricted cash	-
Accounts receivable	92,548
Notes receivable	180,000
Marketable investment securities	2,122,680
Restricted marketable investment securities	-
Real estate held for investment,at cost	-
Mortgage loans	6,127
Property and equipment	7,142
Other assets	142,215

Total Assets	$2,671,838

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Notes payable	2,504,175
Accounts payable	23,758
Estimated reserve for indemnifications and early payment default losses	4,340,457
Estimated reserve for losses under servicing agreements	-
Estimated reserve for losses under insurance policies	-
Other liabilities	118,394

Total Liabilities	6,986,784

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares; issued 402,058 shares	1,000
Additional paid-in capital	1,471,004
Retained earnings	(7,540,289)
Accumulated other comprehensive income:	-
Unrealized gain (loss) on marketable securities, net of tax	1,753,339

(4,314,946)
Less:Treasury stock - at cost	-

Total Stockholders' Deficit	(4,314,946)

Total Liabilities and Stockholders' Deficit	$2,671,838

See accompanying notes to consolidated financial statements.

First Financial Corporation Consolidated Statements of Income Three months ended September 30, 2007 and 2006 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Revenues:
Loan administration	$300	$-	$8,285	$1,086,807
Interest income	4,013	-	13,715	5,764
Oil and gas royalties	20,169	271,243	34,699	290,460
Net gain from sale of securities	35,265	-	84,448	11,669
Other income	-	7,399	9,226	1,292,845
Total Revenues	59,747	278,642	150,373	2,687,545

Expenses:
Salaries and related expenses	34,340	46,637	109,855	1,375,855
Interest expense	3,348	45,003	7,593	159,331
Provision for loan losses	304,972	-	1,050,153	1,936,667
Impairment of assets	-	43,940	-	851,177
Other operating expenses	141,023	7,140	425,773	1,572,207
Total Expenses	483,682	142,720	1,593,374	5,895,237

Income (loss) before income other income,	(423,935)	135,922	(1,443,000)	(3,207,692)
and provision for income tax expense

Other non-operating income
Net gain from settlement of note payable	-	620,000	-	620,000
Total Other Income	-	620,000	-	620,000

Income (loss) before provision for income tax	(423,935)	755,922	(1,443,000)	(2,587,692)

Federal income taxes	-	-	-	64
Net income (loss)	(423,935)	755,922	(1,443,000)	(2,587,756)

Other comprehensive income:
Unrealized holding gains (losses)	(513,372)	(78,835)	995,529	117,334
Comprehensive income (loss)	$(937,307)	$677,087	$(447,471)	$(2,470,422)

Income Per Common Share	($2.33)	$3.90	($1.11)	($14.24)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended

	2007	2006

Cash flows from operating activities:
Net income (loss)	(1,443,000)	(2,587,756)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	14,944	1,345,026
Provision for loan losses	1,050,153	1,936,667
Loan and insurance losses paid	170,023	(1,785,156)
Realized (gains) losses on marketable investment securities	(84,448)	(11,669)
Gain on sale of real estate held for investment	-	(696,164)
Net (increase) decrease in accounts receivable	4,137	84,893
Net (increase) decrease in other assets	32,138	325,319
Net increase (decrease) in accounts payable	(182,347)	(150,686)
Net increase (decrease) in reserve for losses under	-	-
insurance policies	-	-
Net increase (decrease) in other liabilities	118,394	(380,676)
(Increase) decrease in restricted cash used	-	-
in operating activities - net	-	-
Mortgage loans funded	-	(70,392,273)
Mortgage loans sold	17,506	86,221,199
Increase (decrease) in mortgage loans participations sold	-	(15,669,454)
Other	122	(60,442)

Net cash provided (used) for operating activities	(302,377)	(1,821,172)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	75,000	-
Proceeds from sale of marketable investment securities	106,069	61,669
Purchases of marketable investment securities	(279,883)	(160,912)
Proceeds from sale of real estate held for investment	-	1,250,000
Purchase of property and equipment	-	(78,258)
Principal collections on mortgage loans	-	53,708
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	(98,814)	1,126,207

Cash flows from financing activities:
Net change in short term borrowings	-	-
Proceeds from notes payable	59,287	1,138,343
Payments on notes payable	-	(1,826,240)
Proceeds from additional paid-in capital	-	-
Proceeds from sale of treasury stock	-	-

Net cash used for financing activities	59,287	(687,897)

Net increase (decrease) in cash and cash equivalents	(341,904)	(1,382,863)
Cash and cash equivalents at beginning of year	463,031	1,554,487

Cash and cash equivalents at end of period	$121,127	$171,624

Supplemental Disclosure of Cash Flow Information
Interest Paid	$7,593	$214,784

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At September 30, 2007, the Company has unrestricted cash and cash equivalents of $.12 million and an accumulated deficit of $7.5 million.  At December 31, 2006, the Company had cash and cash equivalents of $.46 million and an accumulated deficit of $6.1 million.  The Company incurred a net loss before income taxes of $1.443 million during the nine months ended September 30, 2007 and a net loss before income taxes of $2.522 million during the year ended December 31, 2006.

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

The significant losses for the years ended December 31, 2006, 2005, and 2004, the inability to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation of the minimum net worth requirement of HUD, create significant doubt about FPMC’s and the Company’s ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company’s only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC or the Company is unable to continue as a going concern.

On December 1, 2006 FPMC and Citizens Mortgage Corporation (“CMC”), a wholly owned subsidiary of CSB, executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of CMS’s promissory note.  The promissory note is unsecured, bears interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%), and is repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Under the Agreement CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed certain of FPMC’s former employees and took over the processing of loan applications that had been received by FPMC.

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

3 – Notes Payable

During the month of June 2006, and subsequently, FPMC did not make payment to CitiMortgage, Inc. (“CMI”), Washington Mutual Bank, FA (“Washington Mutual”) or the Department of Housing and Urban Development (“HUD”) as required by FPMC’s agreements with those parties.  The last payments made by FPMC under each of these agreements were remitted in May 2006.  The amounts payable to CMI and Washington Mutual are zero interest obligations and are reflected on the accompanying balance sheet as notes payable.  Upon FPMC’s non-payment of the payments due after May 2006, FPMC raised the note payable balance to reflect the total of the future scheduled payments.  Previously, the Company reflected these notes on a net present value basis.  This resulted in a total increase to notes payable in the amount of $223,822. This increase was reflected in the previously reported amounts for June 2006.

On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes payable was decreased by $685,000.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share. At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  As of July 31, 2007, the Company made a payment of $8,578.75, including $3,578.75 in interest, to JRPM and renewed the note to be payable in full on October 31, 2007.  On October 31, 2007, the Company made a payment of $42,526 including $2,526 in interest, to JRPM, reducing the principal amount of the note to $65,000, and renewed the note to be payable in full on April 22, 2008.

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

6 - Contingencies

In the ordinary course of the Company’s mortgage business, prior to its discontinuance in April, 2006, the Company sold loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors were subject to repurchase or indemnification if the loans became a specified number of months delinquent within a specified period of time after the loans were sold (i.e., early payment default).  When a loan sold to an investor without recourse failed to perform, the investor would typically review the loan file to determine whether defects in the origination process occurred.  If a defect was identified, the Company would be required to either repurchase the loan or indemnify the investor for losses sustained.  If there were no defects, the Company had no commitment to repurchase the loan.  The Company has accrued for this potential loss exposure.  At September 30, 2007, the estimated reserve for indemnifications and early payment default losses was $4,340,457.

On August 28, 2006, CitiMortgage, Inc. ("CMI") filed suit in the United States District Court for the Eastern District of Missouri against FPMC, David W. Mann, and Citizens Mortgage Corporation ("CMC").  CMC is a subsidiary of Citizen's State Bank, the president and chief executive officer of which is Mr. Mann and the parent company of which is majority-owned by Mr. Mann and his affiliates.  In this litigation CMI makes claims against FPMC based on allegations of default in the repayment to CMI of amounts payable by FPMC under its July 20, 2006 Workout and Forbearance Agreement with CMI and under the underlying loan agreements, as described under "Results of Operations" in Item 6 of Part II of this report.  Amounts claimed by CMI to be payable under these agreements total approximately $3,500,000.  CMI also makes claims in this litigation against FPMC, Mr. Mann, and CMC based on allegations that FPMC made transfers to CMC of assets related to its mortgage operations without receiving reasonably equivalent value in exchange.  The amount of these claims is not quantified.  FPMC filed an answer in this suit, contesting many of the allegations and claims of CMI.  CMC moved to dismiss the suit against CMC for lack of personal jurisdiction over CMC and improper venue.  CMC’s motion to dismiss for lack of personal jurisdiction was granted by the Court on September 7, 2007 and CMC was dismissed from the case.  Mr. Mann also moved to dismiss the suit against Mann for lack of personal jurisdiction over Mann, which motion was denied by the Court.  The case is now proceeding against FPMC and Mann and is presently set for jury trial on September 8, 2008.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $(1,443,000) for the nine months ended September 30, 2007 compared to a net loss of $(2,587,756) for the same period in 2006.  The Company had a net loss of $(423,935) for the three months ended September 30, 2007 compared to net income of $755,922 for the same period in 2006.  As a result of the discontinuance of the Company’s mortgage operations after April 28, 2006 described under “Liquidity and Capital Resources,” the Company’s total expenses during the nine months ended September 30, 2007 have decreased to $1,593,374 from $5,895,237 for the same time period last year.  The total expenses during the quarter ended September 30, 2007 were $483,682 as compared to $142,720 for the same period last year.  There were no mortgage loans funded in the nine months ended September 30, 2007 compared to $70 million in mortgage loans funded during the same period in 2006.

During the quarter ended September 30, 2007, there was loan administration revenues and interest income of $300 and $4,013 respectively, compared to no loan administration revenue nor interest income for the same period in 2006.  Loan administration revenues were $8,285 for the first nine months of 2007 compared to $1,086,807 for the same period of 2006.  Interest income for the nine months ended September 30, 2007 amounted to $13,715 compared to $5,764 for the same period in 2006.  In 2006 prior to the discontinuance of its mortgage operations, FPMC earned interest on each mortgage loan it originated from the date it was closed until the date it was sold to investors.  For the nine months ended September 30, 2007, the Company earned interest revenue in the amount of $12,372 from a note receivable from its affiliate, CMC, as described under “Liquidity and Capital Resources.”

Oil and gas royalties for the three months ended September 30, 2007 amounted to $20,169 compared to $271,243 for the same period in 2006.  For the nine months ended September 30, 2007, oil and gas royalties amounted to $34,699 compared to $290,460 for the same period in 2006.  The larger amount received in 2006 resulted from retroactive royalties received at the final negotiation of the lease.

For the quarter ended September 30, 2007, other income was zero compared to $7,399 for the same period in 2006.  Other Income for the nine months ended September 30, 2007 was $9,226 compared to $1,292,845 for the same period in 2006.  First Advisory Services, Inc., (“FAS”) a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company’s mortgage operation, the services provided by FAS have been reduced.  The decrease in other income is primarily due to the reduction in revenue generated from these services.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities. For the three months ended September 30, 2007, unrealized holding losses amounted to ($513,372) compared to losses of $(78,835) for the same period in 2006.  For the nine months ended September 30, 2007, unrealized holding gains amounted to $995,529 compared to $117,334 for the same period in 2006.  Most of this gain is attributable to the increase in the market value of shares of stock of a Canadian mining company, Inspiration Mining Corporation (“ISM”), which is traded on the Toronto Stock Exchange.

Salaries and related expenses decreased to $34,340 for the quarter ended September 30, 2007 compared to $46,637 for the same period in 2006.  For the nine months ended September 30, 2007, salaries and related expenses were $109,855 compared to $1,375,855 for the same period in 2006.  This decrease is primarily due to the reduction in staff and closing of mortgage operations during the quarter ended June 30, 2006.

Interest expense for the quarter ended September 30, 2007 was $3,348 compared to $45,003 for the same time period in 2006.  Interest expense for the nine months ended September 30, 2007 was $7,593 compared to $159,331 for the same time period in 2006.  The reduction of interest expense is primarily due to the closing of the mortgage operations.

Other operating expenses for the three months ended September 30, 2007 amounted to $141,023 compared to $7,140 for the same period in 2006.  Other operating expenses for the nine months ended September 30, 2007 amounted to $425,773 compared to $1,572,207 for the same period in 2006.  The reduction of other operating expenses is primarily due to the closing of the mortgage operations.

During the nine months ended September 30, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by $1,050,153, resulting in a charge against income in that amount, as compared to a charge of $1,936,667 for the same period in 2006.  At September 30, 2007, the reserve for loan losses amounted to $4,340,457 compared to $2,595,394 at September 30, 2006.  During the three months ended September 30, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by a total of $304,972.  FPMC did not record a provision for loan losses for the quarter ended September 30, 2006.  This increase was primarily due to claims made by the Department of Housing and Urban Development (“HUD”) on loans that were indemnified by the Company several years ago along with claims made on loans with deficient and uncured document exceptions.  In the quarter ended June 30, 2007, the Company recovered approximately $170,000 from an errors and omissions insurance claim with regard to certain defaulted loans and there were no loss charge-offs.  The Company is at risk under certain of its agreements with private investors and HUD for credit losses and cost of foreclosure on default of the borrower.  The Company calculates the loan loss reserve based on historical loan losses, current claims against the Company, and recoverability of losses under the Company’s Errors and Omissions insurance policy as well as other factors.

Financial Condition

At September 30, 2007, the Company's total assets were $2,671,838 compared to $898,677 at September 30, 2006.  The increase in total assets is primarily due to the increased value of marketable investment securities of about $1.8 million in the last twelve months.  The increase is also due to the note receivable balance of $180,000 from CMC described under “Liquidity and Capital Resources.”  The Company’s primary source of potential value is the Company’s approximate $13.1 million of net operating loss carryforward, which would be available to shelter income from any operations that the Company could acquire.  As reflected in the financial statements, the stockholders’ deficit of the Company was $(4,314,946) at September 30, 2007 and the stockholders’ deficit was $(4,803,703) at September 30, 2006.

Liquidity and Capital Resources

As of April 28, 2006, the Company’s mortgage operations, its primary source of revenue ceased.  Further discussion can be found under “Liquidity and Capital Resources” in the 10-KSB filed by the Company on April 16, 2007 for the year ended December 31, 2006.

On a consolidated basis, cash and cash equivalents were $121,127 at September 30, 2007. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $4.3 million.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws.  If FPMC can settle the litigation with CMI reported in Note 6 to the financial statements filed with this report and if its other creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC may be forced into bankruptcy by its creditors or may have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by its creditors.  If that occurs, the Company’s common stock would be likely to have no value.

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

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. The evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended September 30, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 16, 2007, pursuant to an Information Statement dated July 6, 2007, furnished by the Board of Directors to the shareholders of record.  At the annual meeting, the following matters were submitted to a vote of shareholders:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors
David W. Mann	332,664	-	-	-	-
James Lee Motheral	332,664	-	-	-	-
Dr. Raymond A. Parker	332,664	-	-	-	-
Joseph Edward Walker	332,664	-	-	-	-
Ratification of Pattillo, Brown & Hill, L.L.P., as the Company’s independent accountants.	332,664	-	-	-	-

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

First Financial Corporation

Date November 19 , 2007	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)

13