Form 10KSB
period 2007-12-31
FIRST FINANCIAL CORP /TX/
filed 2008-04-15
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

  X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s telephone number: (254) 757-2424

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (no par value per share)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  __

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           X

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes              No              X

Issuer’s revenues for the fiscal year ended December 31, 2007, were $201,510.

There is no established trading market for the Issuer’s class of voting stock, therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer’s Common Stock outstanding on December 31, 2007, was 402,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s Information Statement to be furnished to its shareholders in connection with the 2007 annual meeting of shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one):     Yes_____   No       X

Part I

Item 1.  Description of Business

Forward-looking Information

Certain statements in this Form 10-KSB constitute “forward-looking statements,” including but not limited to those identified by the words “expect,” “believe,” “seek to,” “intend,” “will,” “possible,” “may” and similar expressions that are attributed to the Company or its management.  No forward-looking statements of the Company or its management are guarantees of future outcomes.  These statements involve risks and uncertainties, and actual results may differ materially from those anticipated by the forward-looking statements.

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

The Company’s business historically included originating and servicing residential mortgage loans through its wholly-owned subsidiary, First Preference Mortgage Corp. (“FPMC”).  Prior to April 28, 2006, FPMC operated retail branch offices in Waco, Tyler, College Station and Victoria, Texas, and Tulsa, Oklahoma, each staffed with loan originators who solicited residential mortgage loans in their respective markets.  FPMC’s business also included originating loans received from approximately 600 independent mortgage loan brokers located throughout Texas.  Substantially all of the loans originated by FPMC were sold to governmental or private investors.  During 2003, 2004, 2005, and 2006, FPMC originated approximately $706 million, $347 million, $296 million, and $70 million respectively, in new residential mortgage loans.  FPMC originated no loans in 2007.

Discontinuance of Operations

In order to participate in the FHA mortgage insurance program, FPMC was required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development (“HUD”), as a result of which FPMC became ineligible for participation in the HUD mortgage insurance programs.

FPMC funded the loans it originated prior to the sale of such loans to investors.  The source of money to fund these loans was a warehouse line of credit with Colonial Bank N.A. (“Colonial”) under which Colonial advanced up to 99% of the amount of each loan that was to be paid by the investor, but not to exceed the unpaid principal of the loan.  The advance was repaid when the loan was sold to the investor.  Another funding source for loans originated by FPMC was loan participation agreements with Citizens State Bank of Woodville, Texas (“CSB”).  Under these agreements CSB underwrote selected loans originated by FPMC and had the option to purchase up to 100% undivided interest in each loan approved for the program.  When a subject mortgage loan was sold in the secondary market, CSB recouped its investment plus a specified yield on its investment.  In March and April of 2006, respectively, Colonial and CSB discontinued their agreements with FPMC.

No new mortgage loans have been funded since April 28, 2006.  Despite its efforts, management of the Company has been unable to obtain alternate sources of funding for FPMC’s mortgage loan operations and management believes that all reasonable avenues for obtaining such funding have been exhausted.  FPMC’s mortgage loan operations were the Company’s only significant source of operating revenue.

First Advisory Services, Inc., (“FAS”) a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company’s mortgage operation, the services provided by FAS have been reduced.

As of December 31, 2007, the Company and its consolidated subsidiaries employed one employee.

The Company has not spent any significant amounts on research and development or compliance with environmental laws.

Sale of the Assets of First Preference Mortgage Corp.

On December 1, 2006, FPMC and Citizens Mortgage Corporation (“CMC”) executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of CMC’s promissory note.  The promissory note was unsecured, earned interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%), and was repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Payments on the promissory note were made periodically in 2007, with the balance paid in full on December 27, 2007.  Under the Agreement CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed certain of FPMC’s former employees and took over the processing of loan applications that had been received by FPMC.

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

Item 2.  Description of Property

The principal office of the Company and its subsidiaries (including FPMC) is located at 800 Washington Ave., Waco, Texas.  This property is owned by JRPM Investments, Ltd. (“JRPM”).  Through April 2006, the Company and its subsidiaries occupied this property under a lease agreement between JRPM and FPMC.  In May 2006, the FPMC lease was terminated and Security Bancshares Service Corp. (“SBSC”) began leasing the building from JRPM.  During 2006 and 2007, FPMC subleased a portion of the building from SBSC.  See Item 12 (“Certain Relationships and Related Transactions”) for more information regarding these leases.

FPMC also leased four additional properties consisting of a total of approximately 4,000 square feet of office space located in Waco and two other cities in east Texas.  All of these leases terminated during 2006.

Item 3.  Legal Proceedings

On August 28, 2006, CitiMortgage, Inc. (“CitiMortgage”) initiated an action in the United States District Court for the Eastern District of Missouri naming FPMC, CMC, and David W. Mann as defendants and alleging breach of contract claims and a fraudulent transfer claim (the “CitiMortgage Litigation”).  On March 26, 2008, CitiMortgage, FPMC, and Mr. Mann entered into a settlement agreement to resolve all claims that CitiMortgage may have against FPMC, Mr. Mann, the Company and all related parties.  This settlement is described in Item 12 of this Form 10-KSB.

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

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no established public trading market for the Company’s no par value common stock.  On December 31, 2007, the Company had approximately 440 holders of record of its common stock.

The Company did not pay any cash dividends during the last three fiscal years.  Except in limited circumstances, the Texas Business Corporation Act would prohibit the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or if the dividend exceeded the Company’s surplus.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Recent Developments

Reference is made to the discussion in Item 1 of this Form 10-KSB under “Discontinuance of Operations” of the loss of the sources of funding of the Company’s mortgage banking operations, the Company’s discontinuation of those operations as of April 28, 2006, and the sale of FPMC’s assets to CMC pursuant to a sale agreement executed on December 1, 2006.

Operations

As a result of FPMC’s discontinuation of the mortgage loan production as of April 28, 2006, the Company originated no new residential mortgage loans in 2007, compared to approximately $70 million in 2006.  Prior to the discontinuation of the mortgage loan production, the Company’s revenue was derived from loan origination fees, interest on mortgage loans until their sale to investors and revenue on the sale of mortgage loans to investors.

The Company’s only current operations consist of seeking negotiated resolutions of the claims of its creditors.

Results of Operations

The Company had a net loss before income taxes, discontinued operations, and other comprehensive gains/(losses) of $1,669,980 for 2007, compared to $3,278,235 for that item in 2006.

Loan administration and production revenue for 2007 was $1,394 compared to $818,622 for 2006.  During 2006, FPMC originated approximately $25 million in new residential mortgage loans by its retail branches and approximately $45 million was originated through its network of independent mortgage brokers.  No loans were originated during 2007.  In 2007, loan administration and production revenue consisted of only loan servicing fees.  The Company generated $1,394 in loan servicing fees in 2007 as compared to $1,407 in 2006.

Interest income for 2007 amounted to $16,711 compared to $223,106 in 2006.  Interest expense for the year ended December 31, 2007, amounted to $10,293 compared to $392,708 for the same period in 2006.

During 2006, the Company entered into a new oil and gas lease resulting in oil and gas royalties for the year ended December 31, 2006, of $296,187.  During 2007, the Company earned oil and gas royalties in the amount of $77,102.

During the year ended December 31, 2007, the Company had no consulting fees compared to $232,460 for the same period in 2006.  First Advisory Services, Inc., (“FAS”) a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company’s mortgage operation, the services provided by FAS have been reduced.  The decrease in consulting fees is due to the reduction in revenue generated from these services.

For the year ended December 31, 2007, the Company realized a gain on sales of loans of $7,405 compared to a gain of $252,465 in 2006.  During 2006, the volume of new residential mortgage loans sold by FPMC to governmental and private investors amounted to approximately $64.6 million compared to no volume in 2007.  The $7,405 gain in 2007 was from the gain on sale of mortgage loans held for investment.

Operating expenses for 2007 were $663,430 compared to $1,529,865 in 2006.  As discussed above, this decrease is primarily due to the discontinuation of the mortgage operations during 2006.

Salaries and related expenses for 2007 were $147,614 compared to $1,404,114 in 2006.  This decrease is primarily due to the discontinuation of the mortgage operations and the resulting reduction in number of employees.  At December 31, 2007, the Company had one employee.

During 2007, the Company recorded a provision for loan losses of $1,050,153 compared to $1,983,565 during 2006.  At December 31, 2007, the reserve for loan losses amounted to $4,332,843 compared to $3,120,281 at December 31, 2006.  In 2006, the Company recovered approximately $483,000 from errors and omissions insurance claim with regard to certain defaulted loans compared to approximately $170,000 recovered in 2007.  Loss charge-offs amounted to $7,614 for the year ended December 31, 2007, and $1,790,719 for the year ended December 31, 2006.  The Company is at risk under certain of its agreements with private investors for credit losses and cost of foreclosure on default of the borrower.  During 2005 and 2004, the Company experienced an increase in the delinquency and default rate on the mortgage loans it originated and sold to investors.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities.  For the year ended December 31, 2007, unrealized holding gains amounted to $1,002,544 compared to $756,432 for the same period in 2006.

Financial Condition

At December 31, 2007, the Company’s total assets were $1,664,841 compared to $1,903,801 at December 31, 2006.  The decrease in total assets is primarily due to the discontinuation of the mortgage operations and the sale of the assets of FPMC.  The Company’s primary source of potential value is its net operating loss carryforward in the amount of approximately $18.2 million which, in circumstances permitted by United States federal income tax laws and regulations, could be available to shelter taxable income produced by the operations of certain entities if those operations and the Company’s operations were combined.  Under those laws and regulations, entities that could make maximum use of the Company’s net operating loss carry forwards would be those controlled by David W. Mann.

Liquidity and Capital Resources

Prior to the discontinuance of the Company’s mortgage origination operations in 2006, the Company’s primary sources of liquidity were proceeds from the sale on mortgage loans, net interest income, fees earned from originating mortgage loans and borrowings under FPMC’s warehouse line of credit.  When those operations were discontinued and FPMC’s warehouse line of credit was terminated, the Company lost its primary source of liquidity.  The only remaining sources of liquidity are interest and investment income from cash, cash equivalents, and investments.  The Company does not trade investment securities as a source of liquidity and does not intend to do so in the future.

As reflected in the attached financial statements, the stockholder’s equity of the Company was $(5,309,131)  at December 31, 2007, compared to stockholders’ equity of $(3,867,473) at December 31, 2006.  The Company had no commitments for capital expenditures at December 31, 2007.  As a result of the March 25, 2008, settlement of the CitiMortgage Litigation, discussed under Item 12 of this Form 10-KSB, the line item for “Note payable” on the Company’s balance sheet for the first quarter of 2008 will increase by $415,968 and the line item for “Estimated reserve of indemnifications and early payment default losses” will decrease by the same amount.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws.  If creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by its creditors.  If that occurs, the Company’s common stock would be likely to have no value.

Item 7.  Financial Statements

The consolidated financial statements of the Company and its subsidiaries and the independent auditor’s report appear on pages F-1 through F-20 herein.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T)  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was carried out under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Act of 1934.

Evaluation of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15 and 15d-15(f)) as of December 31, 2007.  In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment the Company believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.  This assessment is supported by the attestation report of our independent registered public accounting firm.

Change of Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information About Directors and Executive Officer

The table below provides certain information as of March 30, 2008, with respect to each director and our executive officer.  Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

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

	52	5-21-91	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
James Lee Motheral Since January 1, 1996, Mr. Motheral has been employed in the field of print management as President of Motheral Printing Company.	53	2-6-01	Director
Dr. Raymond A. Parker Dr. Parker is a retired minister.	79	11-15-01	Director
Joseph Edward Walker Since January 1, 1996, Mr. Walker was employed by Video Productions and Impact Productions. Mr. Walker retired in 2005.	77	2-06-01	Director

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, controller, and beneficial owners of more than 10% of the Company’s common stock to file certain beneficial ownership reports with the Securities and Exchange Commission.  The Company is not aware of the failure by any of such persons to file timely any such report during 2007 or with respect to transactions occurring during 2007.

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

In connection with performing its functions as an audit committee, the full Board has determined that David W. Mann qualifies as an “audit committee financial expert,” as that term is defined in Item 401(e) of the Securities and Exchange Commission’s Regulation S-B.  Mr. Mann, because he is an officer and principal owner of the Company, would not be considered “independent” within the meaning of the independence requirements of any national securities exchange or national securities association.  It should be noted, however, that, because the Company’s securities are not listed on any such exchange or traded on a trading system maintained by any national securities association, no financial expert is required to be on the Company’s Board of Directors or to be independent.

Item 10.  Executive Compensation

Executive Compensation

The following table sets forth information regarding the compensation paid to or for the Company’s chief executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)
David W. Mann President, Chief Executive Officer and Chief Financial Officer	2007 2006	$100,000 152,000

 (1)    Salary was the only form of compensation received by Mr. Mann in the years presented.

There were no outstanding equity awards as of December 31, 2007.

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

Name of Director	Fees Earned or Paid in Cash (1)
James Lee Motheral	$ 4,000
Raymond A. Parker	$ 4,000
Walter J. Rusek (2)	$ 1,000
Joseph Edward Walker	$ 4,000

(1)     Fees earned or paid in cash were the only form of compensation received by the Company’s directors in 2007.

(2)   Mr. Rusek served as a director of the Company from 1970 until his death on April 18, 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information, to the extent known to the Company, regarding the number and percentage of shares of common stock beneficially owned by each person who beneficially owns more than 5% of the Company’s common stock, by each director, our executive officer, and all directors and our executive officer as a group, as of March 30, 2008.  Except as otherwise indicated, the parties named below have sole voting and investment power with respect to the shares beneficially owned by them.

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

(1)

First Financial Holdings, Ltd. (“Holdings”) is a Texas limited partnership the general partners of which are David W. Mann and FFC Holdings, Inc., a Texas corporation (“FFCH”).  Mr. Mann is president and sole director of FFCH.  The sole shareholder of FFCH is the David W. Mann 1990 Trust (the “1990 Trust”).  Mr. Mann, his spouse and his descendants are the sole current beneficiaries of the 1990 Trust.

(2)

Mr. Allison is the sole trustee of the 1990 Trust.  He is an executive officer of Citizens State Bank, Woodville, of which David W. Mann is president, chief executive officer and a director.  All of the shares shown as beneficially owned by Mr. Allison consist of the 102,898 held directly by Holdings (see footnote 1) and are included in the shares beneficially owned by David W. Mann (see footnote 4).

(3)

JRPM Investments, Ltd. (“JRPM”) is a Texas limited partnership the general partners of which are David W. Mann and RAM Investors, Inc., a Texas corporation (“RAMII”).  Mr. Mann is president and sole director of RAMII.  The sole shareholder of RAMII is the David W. Mann.

(4)	Consists of (i) the 102,898 shares owned directly by Holdings (see footnote 1 above), and (ii) the 228,530 shares owned directly by JRPM (see footnote 3).

Equity Compensation Plan Information

The Company does not maintain any compensation plans pursuant to which equity securities of the Company are authorized for issuance.

Item 12.  Certain Relationships and Related Transactions

Sale of the Assets of First Preference Mortgage Corp.

The sale of assets of FPMC to Citizens Mortgage Corporation is described in Item 1 of this report on Form 10-KSB.

Managerial and Accounting Services Provided by First Advisory Services, Inc.

During 2006 and 2007, entities directly or indirectly owned or controlled by David W. Mann and other members of the Mann family paid First Advisory Services, Inc., a subsidiary of the Company, an aggregate amount $232,460 and $0 respectively, in fees for accounting and managerial services provided by First Advisory Services, Inc. to such entities.  Due to the discontinuance of the Company’s mortgage operation, the services provided by FAS have been reduced.

Lease of 800 Washington Ave. Property

800 Washington Ave., Waco, Texas, is the principal office of the Company and its subsidiaries (including FPMC) and is owned by JRPM Investments, Ltd., a Texas limited partnership (“JRPM”) controlled by Mr. Mann and owned by Mr. Mann and trusts for his children.  Through April 2006, JRPM leased the building to FPMC, and FPMC subleased a portion of the building to other entities directly or indirectly owned or controlled by David W. Mann.  During 2006, those sub-lessees paid $8,440 in rent to FPMC.  During 2006, FPMC paid $37,528 in rent to JRPM.  In May 2006, the FPMC lease was terminated and Security Bancshares Service Corp (“SBSC”), a related entity, began leasing the building from JRPM and subleasing portions of the building to other entities directly or indirectly owned or controlled by David W. Mann including FPMC.  FPMC paid SBSC for use of part of the building in the total amounts of $743 and $1,232 during 2006 and 2007, respectively.

Exercise of Warrant

On March 28, 2007, JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share.  At the time of the loan, the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share.  The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  The note has been renewed and extended on the same terms and is currently payable in full on April 22, 2008.  During 2007, the Company made payments of interest on the note aggregating $6,105 and payments of principal aggregating $45,000.

Loan Servicing Provided by First Financial Corporation for FFC Venture

During 2006 and 2007, the Company provided loan servicing on mobile home loans held by FFC Venture, Inc., which is owned by David W. Mann.  The Company earns approximately $10 per loan payment received.  The Company received $1,394 in loan servicing fees from FFC Ventures in 2007 and $1,407 in 2006.

First Preference Mortgage Corporation Settlement

On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and principal beneficial owner of the Company’s outstanding shares, and CitiMortgage, Inc. (“CitiMortgage”) entered into a settlement agreement to resolve the litigation initiated by CitiMortgage that is described in Item 3 of this Form 10-KSB.  The settlement agreement provides for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008.  The stay will remain in effect until CitiMortgage receives $600,000 in two payments of $300,000 each on or before March 31, 2008 and July 31, 2008, respectively, at which time the releases described below will become effective.

The first $300,000 payment was made on March 31, 2008 by Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  Up to $25,000 of the second $300,000 payment is expected to be paid by the Company and the balance is expected to be paid by Mr. Mann or entities of which he is a principal owner (other than the ny and its subsidiaries).  Upon CitiMortgage’s receipt of the July 31, 2008 payment, CitiMortgage will assign the $2,500,000 judgment against FPMC to Mr. Mann.

If, within 91 days after the July 31, 2008 payment is made, no petition in bankruptcy has been filed with respect to FPMC or any party making a payment in the settlement and no finding has been made by a court or arbitrator that Mr. Mann, FPMC or its officers, directors or shareholders engaged in any fraudulent or other transfer of assets in defraud of CitiMortgage or other creditors, the litigation will be permanently dismissed and Mr. Mann, FPMC, the Company, and all related parties will be released from all claims that CitiMortgage made, or could have made, in the litigation.  The $2,500,000 consent judgment against FPMC, which will not be released in the releases given by CitiMortgage, will bear interest at the rate of 9% per annum from date of entry and, upon its assignment to Mr. Mann, will be enforceable by him against FPMC.  In the event that the July 31, 2008 payment is not made, the stay of the action would expire, the releases would not become effective and CitiMortgage would become entitled to sue FPMC and Mr. Mann for breach of the settlement agreement or to reinstitute its original suit.

Director Independence

 The Company has not determined whether each member of its Board of Directors will be considered “independent” as that term is defined in the rules of any national securities exchange or securities association that apply to listed companies.  Even if the Company were a listed company, many of the rules defining independence would not apply to the Company because the Company’s voting securities are controlled by a majority shareholder.

Item 13.  Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

Item 14.  Principal Accountant Fees and Services

The following table discloses the audit fees that Pattillo, Brown & Hill, L.L.P. billed the Company for audit services rendered for each of the last two fiscal years, as well as the fees for other professional services billed by Pattillo, Brown & Hill, L.L.P. in each of the last two fiscal years:

	2007	2006
Audit fees	$49,768	$90,725
Tax fees (1)	8,090	11,705

(1)   Consists of the preparation of federal and state tax returns in 2006 and 2007.

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

Date:    April 15, 2008

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date: April 15, 2008
David W. Mann, President, CEO, CFO and
Chairman of the Board
(Principal financial officer and
Principal accounting officer)

/s/ Jim Motheral	Date: April 15, 2008
Jim Motheral, Director

/s/ Joe Walker	Date: April 14, 2008
Joe Walker, Director

/s/ Dr. Raymond Parker	Date: April 14, 2008
Dr. Raymond Parker, Director

S-1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company’ s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

3.2	Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company’ s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).
10.1

Workout and Forebearance Agreement between First Preference Mortgage Corp. and CitiMortgage, Inc. dated August 9, 2005 (incorporated by reference to the Company’ s current report on Form 8-K dated August 9, 2005).

10.2

Memorandum of Asset Purchase between First Preference Mortgage Corp. and Citizens Mortgage Corp. dated December 1, 2006 (incorporated by reference to the Company's Annual Report on form 10-KSB/A for fiscal year ended December 31, 2006.)

10.3	Settlement Agreement and Mutual Release entered into March 28, 2008, by and among CitiMortgage, Inc., First Preference Mortgage Corporation and David W. Mann (filed with this Form 10-KSB).
14.1	Code of Ethics (incorporated by reference to the Company’ s Annual Report on Form 10‑KSB for fiscal year ended December 31, 2003).
21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’ s Annual Report on Form 10-KSB for fiscal year ended December 31, 2006).
31.1	Rule 13a-14(a)/15d-14(a) Certification (filed with this Form 10-KSB).
32.1	Section 1350 Certification.

E-1

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that First Financial Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, First Financial Corporation has suffered recurring losses from its mortgage operation that raises substantial doubt about the entity’s ability to continue as a going concern.  In 2006, First Financial Corporation discontinued its mortgage operation.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 11, 2008

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■ (254) 772-4901■ FAX: (254) 772-4920 ■ www.pbhcpa.com

AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■HILLSBORO, TX (254) 582-2583

TEMPLE, TX (254) 791-3460 ■WHITNEY, TX (254) 694-4600 ■ ALBUQUERQUE, NM (505) 266-5904

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Financial Corporation and Subsidiaries

We have audited First Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■ (254) 772-4901■ FAX: (254) 772-4920 ■ www.pbhcpa.com

AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■HILLSBORO, TX (254) 582-2583

TEMPLE, TX (254) 791-3460 ■WHITNEY, TX (254) 694-4600 ■ ALBUQUERQUE, NM (505) 266-5904

In our opinion, First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of First Financial Corporation, and our report dated April 11, 2008, expressed a(n) unqualified opinion.

April 11, 2008

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007

ASSETS

Cash and cash equivalents	$82,769
Accounts receivable, net of allowance for bad debts	88,449
Marketable investment securities	1,371,507
Mortgage loans held-for-investment	5,080
Property and equipment, net of accumulated depreciation	2,160
Other assets	114,876

Total Assets	$1,664,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Estimated reserve for indemnifications and early payment default losses	$4,332,843
Accounts payable	37,186
Accrued expenses and other liabilities	124,721
Payables to related parties	14,252
Note payable	2,464,970
Total Liabilities	6,973,972

Stockholders' Equity
Common stock - no par value; authorized 500,000
shares; issued 402,058 shares	1,000
Additional paid-in capital	1,454,594
Retained earnings	(7,767,269)
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	1,002,544
Total Stockholders' Equity	(5,309,131)

Total Liabilities and Stockholders' Equity	$1,664,841

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUE
Loan administration and production	$1,394	$818,622
Interest income	16,711	223,106
Consulting fees	-	232,460
Realized gain (loss) on sale of mortgage loans	7,405	252,465
Realized gain (loss) on sale of securities	89,574	-
Oil and gas royalties	77,102	296,187
Other	9,324	150,321
Total Revenue	201,510	1,973,161

COST AND EXPENSES
Salaries and related expenses	147,614	1,404,114
Interest expense	10,293	392,708
Provision for losses under servicing agreements and other	1,050,153	1,983,565
Operating expenses:
Professional fees	546,867	514,781
Depreciation and amortization	35,276	209,781
General and administrative	81,287	805,303
Total Cost and Expenses	1,871,490	5,310,252

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND
OTHER COMPREHENSIVE GAIN/(LOSS)	(1,669,980)	(3,337,091)

INCOME TAXES
Current	-	1,780
Total Income Taxes	-	1,780

LOSS BEFORE DISCONTINUED OPERATIONS AND
OTHER COMPREHENSIVE GAIN/(LOSS)	(1,669,980)	(3,338,871)

DISCONTINUED OPERATIONS
Net gain/(loss) from discontinued operations	-	60,636

LOSS BEFORE OTHER COMPREHENSIVE GAIN/(LOSS)	(1,669,980)	(3,278,235)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain/(loss) on marketable securities, net of tax	1,002,544	756,432

NET COMPREHENSIVE GAIN (LOSS)	$(667,436)	$(2,521,803)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(4.15)	$(19.24)

GAIN PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$-	$0.35

LOSS PER COMMON SHARE	$(4.15)	$(18.89)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

		Additional		Accumulated
	Common	Paid-in	Retained	Unrealized	Treasury
	Stock	Capital	Earnings	Gain (Loss)	Stock	Total

BALANCE, DECEMBER 31, 2005	$1,000	$518,702	$(2,819,054)	$1,379	$(35,309)	$(2,333,282)

COMPREHENSIVE LOSS

Net loss	-	-	(3,278,235)	-	-	(3,278,235)

Retirement of treasury stock	-	(35,309)	-	-	35,309	-

Conversion of note payable to stock	-	350,000	-	-	-	350,000

Gain on sale of land	-	621,201	-	-	-	621,201

Other comprehensive loss:
Unrealized gain/(loss) on marketable
securities, net of tax	-	-	-	756,432	-	756,432

Total Comprehensive Loss						(1,550,602)

BALANCE, DECEMBER 31, 2006	1,000	1,454,594	(6,097,289)	757,811	-	(3,883,884)

COMPREHENSIVE LOSS

Net loss	-	-	(1,669,980)	-	-	(1,669,980)

Other comprehensive loss:
Unrealized gain/(loss) on marketable
securities, net of tax	-	-	-	244,733	-	244,733

Total Comprehensive Loss						(1,425,247)

BALANCE, DECEMBER 31, 2007	$1,000	$1,454,594	$(7,767,269)	$1,002,544	$-	$(5,309,131)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,669,980)	$(3,278,235)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	35,276	209,781
Realized (gain)/loss on sale of mortgage loans	-	(252,464)
Gain on sale of property and equipment	-	130,457
Provision for losses plus recoveries	1,050,153	1,983,565
Net recoveries	170,023	-
(Increase) decrease in accounts receivable	8,236	(179,689)
Increase (decrease) in accounts payable and other accruals	(78,006)	(647,667)
Mortgage loans funded	-	(67,078,907)
Mortgage loans sold	5,990	82,746,210
Change in mortgage loan participations sold	-	(15,663,312)
(Increase) decrease in other assets	298,066	355,506

NET CASH USED BY OPERATING ACTIVITIES	(180,242)	(1,674,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable investment securities, availiable-for-sale	(257,759)	(110,913)
Sale of marketable investment securities
Principal received on mortgage loans	4,949	18,909
Principal received on real estate	-	553,836
Sale/disposition of property and equipment	(15,352)	1,323,827
Gain/(loss) on sale of securities	-	11,670

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(268,162)	1,797,329

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	68,142	-
Proceeds from note payable	-	834,184
Payments on note payable	-	(1,871,822)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	68,142	(1,037,638)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(380,262)	(915,064)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	463,031	1,378,095

CASH AND CASH EQUIVALENTS, END OF YEAR	$82,769	$463,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,427	$232,797

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Description of Business

                  First Financial Corporation (“the Company”) was incorporated in the State of Texas in 1964.  The primary business of the Company, both directly or through its subsidiaries, was the origination and servicing of residential mortgage and manufactured home loans, engaging in insurance activities, and providing consulting and data processing services to related companies.  As of December 31, 2007, the Company had two wholly-owned subsidiaries, First Preference Mortgage Corporation (“FPMC”) and First Advisory Services, Inc. (“FAS”).  FPMC also had a wholly-owned subsidiary, First Financial Information Services, Inc. (“FFIS”).  As discussed in Note 3, FPMC and FFIS discontinued operations in 2006.  As of December 31, 2007, the majority of the Company’s assets are investment securities and the majority of the Company’s liabilities are notes payable and reserves for losses related to the discontinued mortgage operation.

            Basis for Financial Presentation

                  The Company’s financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ significantly from those estimates.  Operating results for the year ended December 31, 2007, are not necessarily indicative of the results for any future period.

            Principles of Consolidation

                  The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly-owned and majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in the consolidation.  For the year ended December 31, 2007, all subsidiaries are wholly-owned; therefore, no minority interest is reported.

            Cash Equivalents

                  For the purposes of the 2007 and 2006 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

(continued)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Estimated Reserve for Indemnifications and Early Payment Default Losses

The Company uses the reserve method of providing for estimated losses for indemnifications and early payment defaults.  The reserve is increased by provisions charged to operating expense and is reduced by net charge-offs.  The provision for estimated losses charged to operating expense, among other factors, is based on the Company’s historical loan repurchases and indemnifications of investors for losses sustained, net of any expected third party recoveries.

The reserve for estimated losses for indemnifications and early payment defaults is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loans sold.  The amount of the reserve is based on management’s evaluation of loans with contingent liability, including the nature of trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the sale of loans.  Although management uses available information to recognize estimated losses for indemnifications and early payment defaults, because of uncertainties associated with economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the estimate of losses for indemnifications and early payment defaults in the near term.

(continued)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Income Taxes

                  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes, related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  Due to the uncertainty about the Company’s ability to continue as a going concern as discussed in Note 2, an allowance has been established for the full amount of the deferred tax benefit.  No deferred tax asset is indicated due to the extent of the Company’s net operating loss carryforward.

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

2.         GOING CONCERN

FPMC incurred net losses of $1,650,893 and $4,443,952 for the years ended December 31, 2007 and 2006, respectively.  FPMC discontinued its mortgage operation in April 2006.  However, it has continued to incur losses related increased reserves for indemnifications on loans previously sold.

The net losses for FPMC represent virtually all of the Company’s net losses in 2007 and 2006.  Losses in FPMC have created negative stockholders’ equity in the amount of $5,309,131 and $3,867,473 as of December 31, 2007 and 2006, respectively.  Therefore, the financial condition of FPMC creates an uncertainty about the Company’s ability to continue as a going concern.

3.         DISCONTINUED OPERATIONS

Sale of Mortgage Lending Operation

On December 1, 2006, Citizens Mortgage Corporation (“CMC”) and FPMC executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of a promissory note from CMC.  The promissory note was unsecured, earned interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%) and repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  CMC made the prescribed quarterly payments on this loan and on December 27, 2007 paid off the remaining principal balance and accrued interest owed on this loan.  Under the Agreement, CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed some of FPMC’s former employees and took over the processing of loan applications that had been received by FPMC.

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

FAS has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the sale of the Company’s mortgage operation, the services provided by FAS have also been reduced.

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

            The declining economies and increased unemployment rates of the Southwest in 1986 and 1987 caused delinquent loans and loans in repossession status to increase significantly.  These high levels of delinquent loans and loans in repossession status placed a serious strain on the Company’s liquidity.  Beginning in 1986 and on numerous occasions throughout 1987, management met and discussed with and made various proposals to representatives of GNMA in an effort to reduce the losses being sustained by the Company on the loans serviced under the GNMA-MBS program.

            None of the proposals were accepted by GNMA.  In September 1987, the Company advised GNMA that it would not be able to meet the scheduled payments to security holders on September 15, 1987, and made application requesting funds to meet the payments.  The advance of funds by GNMA constitutes default under the guaranty agreements between the Company and GNMA.  As a result of the default, the Company’s rights, title and interests in mortgages pooled under its GNMA-MBS program were extinguished.

            Subsequent to its extinguishment, the Company entered into an Interim Servicing Agreement with GNMA with respect to the mortgages pooled under the GNMA-MBS program.  Under the agreement, the Company continued to service the mortgages on behalf of GNMA through March 1, 1988.

            Between September 15, 1987 and March 1, 1988, GNMA made advances of approximately $15,100,000 to the Company in order to meet scheduled payments to security holders.  On September 12, 1988, GNMA made demand on the Company for approximately $21,129,000 in losses incurred by GNMA as a result of the default and GNMA assuming the issuer obligations of the Company.  Further, GNMA anticipated that it would incur additional losses in connection with assuming the Company’s issuer responsibilities.  There has been no reassertion of these claims since that time.

            The Company’s management and legal counsel are not aware of any facts which would lead them to believe that it is probable GNMA will or intends to assert or reassert any claims against FFC.  The Company’s position is it has no liability to GNMA.  Legal counsel has advised FFC that if GNMA does assert or reassert any claims, FFC should in addition to its defense that it has no liability, raise other defenses such as the expiration of the statute of limitations and laches.  It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.

 5.        LOAN ADMINISTRATION

            The Company was servicing loans owned by institutional investors.  The Company was also servicing loans owned by the Company’s wholly-owned subsidiary, First Preference Mortgage Corporation.  Due to the uncollectability of the servicing assets, the Company charged-off all of these assets against the reserve in 2005.  The remaining loans serviced by the Company are owned by the Company totaling approximately $5,080 at December 31, 2007.

 6.        MARKETABLE INVESTMENT SECURITIES

            Marketable investment securities at December 31, 2007, consist of:

		Gross
	Amortized	Unrealized	Fair
December 31, 2007	Cost	Gain/(Loss)	Value

Available-for-sale:
Equity securities	$368,962	$1,002,545	$1,371,507

Total Investment Securities	$368,962	$1,002,545	$1,371,507

            The equity securities is comprised primarily of one, high-risk, small cap stock.  Due to the nature of this one stock, the fluctuation in fair value of this stock will likely be very volatile.  The gross unrealized gain for 2007 relating to investment securities available-for-sale is $1,002,545.

7.        RESERVE FOR POSSIBLE LOAN INDEMNIFICATION AND EARLY PAYMENT

                 DEFAULT LOSSES

            Changes in the reserve for possible loan indemnification and early payment default losses are as follows:

	2007	2006

Balance, beginning of period	$3,120,281	$2,443,883
Provision charged to income	1,050,153	1,983,565
Loans charged-off	(7,614)	(1,790,719)
Recoveries	170,023	483,552

Balance, end of period	$4,332,843	$3,120,281

 8.        PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2007:

		Estimated
		Useful Lives

Equipment, furniture and fixtures	$149,824	3 to 10 years

Less accumulated depreciation	(147,664)

	$2,160

9.         OIL AND GAS ROYALTIES

The Company has owned oil and gas interest for many years without receiving any royalty income.  The leases were considered to have no value.  In 2006, the Company entered into a new oil and gas lease resulting in oil and gas royalties of $77,102 and $296,187 for the years ended December 31, 2007 and 2006, respectively.  The oil and gas interest are included in other assets at a value of $1.

10.       LEASES

            In conjunction with the discontinued operation of FPMC, the Company has discontinued all equipment and significantly reduced the amount of office space leases.

            The rental expense for equipment leases was $0 and $19,524 for December 31, 2007 and 2006, respectively.  The rental expense for office space was $15,032 and $91,169 for 2007 and 2006, respectively.

11.      FINANCING AGREEMENTS

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development (“HUD”) in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the net present value of the obligation and reduced the amount of the loan loss reserve.  The obligation carries an interest rate of 1.0% and is payable in 24 monthly installments.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  As of December 31, 2007 and 2006, the principal balance of this obligation was $315,938 and $312,796, respectively.  FPMC is in default on the repayment terms of this obligation.  Attempts have been made to settle this obligation, but thus far, there has been no response from HUD.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. (“CMI”).  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation.  FPMC booked a note payable to CMI for the net present value of the remaining balance of the obligation and reduced the amount of the loan loss reserve.  The agreement calls for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  As of December 31, 2007, the principal balance of this obligation was $2,084,032.  As of December 31, 2007, FPMC was in default on the repayment terms of this obligation and CMI initiated legal action against FPMC for collection of the debt.  A settlement agreement for this obligation has been reached.  See Note 14, Litigation Settlement, for details of the settlement.

On March 28, 2007, the Company executed a Promissory Note payable to JRPM in the amount of $110,000.  This the terms of this note, which was secured by 82,143 shares of Inspiration Mining Corporation (“ISM”) common stock, called for interest (9.5%) and principal to be paid on or before July 25, 2007.  On July 31, 2007, the company paid accrued interest on the loan and the unpaid balance was paid down to $105,000.  The note was renewed and extended under the same terms and conditions until October 31, 2007.  On October 31, 2007, the company paid accrued interest on the loan and the unpaid balance was paid down to $65,000.  The note was renewed and extended under the same terms and conditions until April 22, 2008.  As of December 31, 2007, the unpaid balance of the loan was $65,000.

12.       RELATED PARTY TRANSACTIONS

In 2006, FPMC sold assets and mortgage loan operations to Citizens Mortgage Corporation.  Terms of this sale are described in Note 3.  FPMC recorded related party accounts receivables in the amount of $2,073,144 and $2,073,144 for the years ended December 31, 2007 and 2006, respectively.  The receivables had been recorded in culmination of prior years for amounts expected to be received from the parent upon utilization of the net operating loss carryforwards.  The Company has recorded identical amounts as inter-company accounts payable.  In 2007, the Company and its subsidiaries stopped recording the intercompany receivables and payables related to net operating losses.  Due to the going concern issue discussed in Note 2, FPMC has reserved this entire amount resulting in a $0 balance for related party accounts receivable and the Company has reserved the entire amount.

Prior to discontinuing operations in April 2006, FPMC leased real estate at 800 Washington Ave., Waco, Texas, from JRPM Investments, Ltd. (“JPRM”), a related party through common ownership.  FPMC subleased a portion of the building to other entities directly or indirectly owned by David W. Mann.  During 2006, those sub-lessees paid $8,440 in rent to FPMC.  During 2006, FPMC paid $37,528 in rent to JRPM.  In May 2006, the FPMC lease was terminated and Security Bancshares Service Corp. (“SBSC”), a related entity by common ownership, began leasing the property from JRPM and subleasing portions of the building to other entities directly or indirectly owned or controlled by David W. Mann, including FPMC.  FPMC paid SBSC for use of part of the building in the total amounts of $1,232 and $743 during 2007 and 2006, respectively.

On March 28, 2007, JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share.  At the time of the loan, the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share.  The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  The note has been renewed and extended on the same terms and is currently payable in full on April 22, 2008.  During 2007, the Company made payments of interest on the note aggregating $6,105 and payments of principal aggregating $45,000.

During 2006 and 2007, the Company provided loan servicing on mobile home loans held by FFC Venture.  The Company earns approximately $10 per loan payment received.  The Company generated $1,394 in loan servicing fees in 2007 as compared to $1,407 in 2006.

On March 25, 2008, CitiMortgage, FPMC and Mr. Mann entered into a Settlement Agreement to resolve litigation initiated by CitiMortgage.  The terms of the Settlement Agreement call for a consent judgment against FPMC in the amount of $2,500,000.  The Settlement Agreement calls for two payments of $300,000 each to be paid to CitiMortgage, the first of which was due March 31, 2008.  CMC, who purchased the mortgage operation from FPMC, paid $200,000 of the March 31, 2008, payment and $100,000 was paid by Mr. Mann and other entities controlled by him.  In addition, the terms of the settlement allow for the transfer of the consent judgment to Mr. Mann upon payment of the entire $600,000.  See Note 14, Litigation Settlement, for details of the settlement.

FAS provides accounting, personnel, general and administrative, and information technology services to inter-company and companies related through common ownership.  The Company billed approximately $0 and $232,400 to companies related through common ownership in 2007 and 2006, respectively.

13.       INCOME TAXES

            The provision for income taxes consists of the following components at December 31, 2007 and 2006.

	2007	2006

Income tax expense computed
at corporate federal rate	$(570,382)	$(1,118,018)

Change in reserve for deferred tax asset	570,382	891,259

Nondeductible income and expenses	-	228,539

	$-	$1,780

            The deferred tax benefit in the accompanying balance sheet at December 31, 2007, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$6,203,300

Deferred tax benefit attributable to reserve
for losses	1,475,755

Deferred tax liability applicable to unrealized
gain on investment securities	(340,865)

Deferred tax asset valuation allowance	(7,338,190)

Net deferred tax asset	$-

            A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization.  The net deferred tax asset relates to benefits available at a subsidiary level where an unconsolidated return is filed.

            At December 31, 2007, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $18.2 million which expire in 2012 through 2027.

14.       COMMITMENTS AND CONTINGENCIES

Indemnification of Mortgage Loans Sold

Prior to its discontinued operation in April 2006, FPMC sold loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  The potential defects are categorized as documentation errors, underwriting errors and fraud.  In addition, mortgage loans sold to investors are subject to repurchase or indemnification if the loans become a specified number of months delinquent within a specified period of time after the loans are sold (e.g., early payment default).  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If a defect is identified, the FPMC may be required to either repurchase the loan or indemnify the investor for losses sustained.  If there are no defects, FPMC has no commitment to repurchase the loan.

(continued)

14.       COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification of Mortgage Loans Sold (Continued)

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development (“HUD”) in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  The obligation was payable in 24 monthly installments.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  Increases in the amount of the obligation were offset by reductions in the amount of the loan loss reserve.  On December 31, 2007, the amount of the obligation, including interest, had increased to $315,938.  FPMC is in default on the repayment terms of this obligation.  Attempts have been made to settle this obligation, but thus far, there has been no response from HUD.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. (“CMI”).  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation, reducing the balance of the obligation to $1,463,066.  The loan loss reserve was further reduced by this amount.  The agreement calls for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The agreement also allows CMI to revise the settlement amount based on loss reimbursement statements sent by CMI to FPMC.  Increases in the amount of the obligation were offset by reductions in the amount of the loan loss reserve.  On December 31, 2007, the amount of the obligation had increased to $2,084,032.  FPMC is in default on the repayment terms of this obligation and CMI has initiated legal action against FPMC for collection of the debt.  A settlement agreement for this obligation has been reached.  See Note 14, Litigation Settlement, for details of the settlement.

Morgan Stanley asserted various mortgage-related claims against FPMC and alleged that damages or amount of such claims were approximately $168,244.  There has been no settlement of such claim and no suit has been filed by Morgan Stanley against FPMC.

Countrywide also asserted various mortgage-related claims against FPMC and alleged that damages or amount of such claims were at least $296,936.  Such claims are still outstanding and no suit has been filed by Countrywide against FPMC.

At December 31, 2006, the Company reported estimated losses for indemnifications and early payment defaults on loans sold (loan loss reserve) in the amount of $3,120,281.  During 2007, the Company recorded provisions for losses in the amount of $1,050,153, charge-offs of $7,614, and recoveries of $170,023, resulting in a loan loss reserve in the amount of $4,332,843 at December 31, 2007.

(continued)

14.       COMMITMENTS AND CONTINGENCIES (Continued)

            Litigation Settlement

On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and principal beneficial owner of the Company’s outstanding shares, and CitiMortgage, Inc. (“CitiMortgage”) entered into a settlement agreement to resolve the litigation initiated by CitiMortgage that is described in Item 3 of this Form 10-KSB.  The settlement agreement provides for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008.  The stay will remain in effect until CitiMortgage receives $600,000 in two payments of $300,000 each on or before March 31, 2008 and July 31, 2008, respectively, at which time the releases described below will become effective.

The first $300,000 payment was made on March 31, 2008 by Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  Up to $25,000 of the second $300,000 payment is expected to be paid by the Company and the balance is expected to be paid by Mr. Mann or entities of which he is a principal owner (other than the Company and its subsidiaries). Upon CitiMortgage’s receipt of the July 31, 2008 payment, CitiMortgage will assign the $2,500,000 judgment against FPMC to Mr. Mann.

If, within 91 days after the July 31, 2008 payment is made, no petition in bankruptcy has been filed with respect to FPMC or any party making a payment in the settlement and no finding has been made by a court or arbitrator that Mr. Mann, FPMC or its officers, directors or shareholders engaged in any fraudulent or other transfer of assets in defraud of CitiMortgage or other creditors, the litigation will be permanently dismissed and Mr. Mann, FPMC, the Company, and all related parties will be released from all claims that CitiMortgage made, or could have made, in the litigation.  The $2,500,000 consent judgment against FPMC, which will not be released in the releases given by CitiMortgage, will bear interest at the rate of 9% per annum from date of entry and, upon its assignment to Mr. Mann, will be enforceable by him against FPMC.  In the event that the July 31, 2008 payment is not made, the stay of the action would expire, the releases would not become effective and CitiMortgage would become entitled to sue FPMC and Mr. Mann for breach of the settlement agreement or to reinstitute its original suit.

            Other

                  The Company is involved in various other claims and legal actions arising in the ordinary course of business.  Historically, the ultimate disposition of these matters has not had a material adverse effect on the Company’s financial condition.  It is not possible to determine, at this time, the ultimate outcome of these matters and the effects, if any, on the accompanying consolidated financial statements since the final resolution depends on circumstances which cannot currently be evaluated with certainty.  Certain accruals for loss contingencies have been recorded in the financial statements of the Company.  No adjustments were made based on the going concern of the Company referred to in Note 2.

15.       SEGMENT REPORTING

            In prior years, the Company’s principal operation has been in two segments, mortgage banking and insurance sales.  In addition, the Company corporate and other segment includes underwriting credit insurance, and consulting services through the Company’s wholly-owned subsidiaries.

            Information concerning the Company’s operations in different segments follows:

	Mortgage	Insurance	Corporate
	Banking	Sales	and Other	Consolidated

For the Year Ended 12/31/07

Revenue	$17,125	$-	$176,771	$193,896
Operating profit (loss)	(1,650,893)	-	(26,702)	(1,677,595)
Identifiable assets	288,425	-	1,376,416	1,664,841
Depreciation	-	-	35,276	35,276

For the Year Ended 12/31/06

Revenue	$1,095,709	$18,755	$848,643	$1,963,107
Operating profit (loss)	(4,503,042)	2,920	1,152,977	(3,347,145)
Identifiable assets	831,311	-	962,287	1,793,598
Depreciation	193,023	-	1,407	194,430

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

            Mortgage Loans Held-for-Investment

                   Mortgage loans held-for-investment are net of any discounts.  The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans.  The values of these loans at December 31, 2007, are:

	Carrying	Market
	Value	Value

Mortgage loans held-for-investment	$5,080	$5,080

17.       EARNINGS PER SHARE

The average number of common shares outstanding during 2007 and 2006 was 173,528 and 402,058, respectively.  On December 29, 2006, the Company issued 228,530 shares of common stock to JRPM as full satisfaction of a $350,000 note payable to JRPM.  The Company also retired 10,222 shares of treasury stock prior to December 31, 2006.

The loss from continuing operations was $1,669,980 and $3,338,871 for the years ended December 31, 2007 and 2006, respectively, resulting in a loss per common share from continuing operations of $4.15 and $19.24.

The gain from discontinued operations was $0 and $60,636 for the years ended December 31, 2007 and 2006, respectively, resulting in a gain per common share from discontinued operations of $0 and $.35, respectively.

The total loss from operations was $1,669,980 and $3,278,235 for the years ended December 31, 2007 and 2006, respectively, resulting in a loss per common share of $4.17 and $18.89.

18.       CONCENTRATIONS OF CREDIT RISK

            The Company maintains cash balances at primarily one depository institution.  Cash accounts at this institution are insured by the FDIC for up to $100,000 for each account.  Amounts in excess of insured limits were approximately $0 at December 31, 2007.

