Form 10QSB
period 2008-03-31
FIRST FINANCIAL CORP /TX/
filed 2008-05-15
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares of the Issuer’s Common Stock outstanding on April 30, 2008 was 402,058.

Transitional Small Business Disclosure Format (check one)       Yes __     No  X

FORM 10-QSB

FIRST FINANCIAL CORPORATION

March 31, 2008

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheet as of	1
March 31, 2008

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2008 and 2007

Consolidated Statements of Cash
Flow for the Three-Months
ended March 31, 2008 and 2007	3

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
Or Plan of Operation	8

Item 3. Controls and Procedures	11

Part II Other Information

Item 1. Legal Proceedings	11

Item 4. Submission of Matters to
a Vote of Security Holders	11

Item 6. Exhibits	12

Item 1. Financial Statements

First Financial Corporation
Consolidated Balance Sheet
March 31, 2008
(Unaudited)

Assets
------
Cash and cash equivalents	$44,971
Accounts receivable	88,636
Notes receivable	-
Marketable investment securities	961,349
Mortgage loans	4,008
Property and equipment	250
Other assets	78,948

Total Assets	$1,178,161

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0
Notes payable	2,881,726
Accounts payable	69,409
Estimated reserve for indemnifications and early payment default losses	3,916,875
Other liabilities	145,070

Total Liabilities	7,013,080

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares; issued 402,058 shares	1,000
Additional paid-in capital	1,454,594
Retained earnings	(7,882,900)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	592,386

(5,834,919)
Less:Treasury stock - at cost	-

Total Stockholders' Deficit	(5,834,919)

Total Liabilities and Stockholders' Deficit	$1,178,161

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2008	2007	2008	2007

Revenues:
Loan administration	$260	$186	$260	$186
Interest income	127	576	127	576
Oil and gas royalties	68,096	9,267	68,096	9,267
Net gain from sale of securities	-	-	-	-
Other income	-	8,553	-	8,553
Total Revenues	68,483	18,582	68,483	18,582

Expenses:
Salaries and related expenses	27,471	38,092	27,471	38,092
Interest expense	2,349	771	2,349	771
Provision for loan losses	-	101,662	-	101,662
Other operating expenses	154,290	48,158	154,290	48,158
Total Expenses	184,111	188,683	184,111	188,683

Income (loss) before income other income,	(115,628)	(170,101)	(115,628)	(170,101)
and provision for income tax expense

Other non-operating income
Net gain from settlement of note payable	-	-	-	-
Total Other Income	-	-	-	-

Income (loss) before provision for income tax	(115,628)	(170,101)	(115,628)	(170,101)

Federal income taxes	-	-	-	-
Net income (loss)	(115,628)	(170,101)	(115,628)	(170,101)

Other comprehensive income:
Unrealized holding gains (losses)	(410,158)	469,198	(410,158)	469,198
Comprehensive income (loss)	$(525,785)	$299,097	$(525,785)	$299,097

Income Per Common Share	$(1.31)	$0.74	$(1.31)	$0.74

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(115,628)	$(170,101)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	1,910	4,981
Provision for loan losses	(415,968)	101,662
Loan and insurance losses paid	-	22
Realized (gains) losses on marketable investment securities	-	-
Gain on sale of real estate held for investment	-	-
Net (increase) decrease in accounts receivable	(187)	(1,512)
Net (increase) decrease in other assets	35,926	(3,609)
Net increase (decrease) in accounts payable	17,971	(24,314)
Net increase (decrease) in other liabilities	20,349	(4,788)
Mortgage loans sold	1,072	-
Other		2,050

Net cash provided (used) for operating activities	(454,555)	(95,609)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	-	35,000
Proceeds from sale of marketable investment securities	-	-
Purchases of marketable investment securities	-	(95,928)
Proceeds from sale of real estate held for investment	-	-
Purchase of property and equipment	-	-
Principal collections on mortgage loans	-	1,696
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	-	(59,232)

Cash flows from financing activities:
Net change in short term borrowings	-	-
Proceeds from notes payable	416,757	-
Payments on notes payable	-	110,771
Proceeds from additional paid-in capital	-	-
Proceeds from sale of treasury stock	-	-

Net cash used for financing activities	416,757	110,771

Net increase (decrease) in cash and cash equivalents	(37,798)	(44,070)
Cash and cash equivalents at beginning of year	82,769	463,031

Cash and cash equivalents at end of period	$44,971	$418,961

Supplemental Disclosure of Cash Flow Information
Interest Paid	$2,349	$111

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At March 31, 2008, the Company has unrestricted cash and cash equivalents of $44,971 and an accumulated deficit of $5.8 million.  At December 31, 2007, the Company had cash and cash equivalents of $82,769 and an accumulated deficit of $5.3 million.  The Company recorded a loss before provision for income tax of $115,628 during the three months ended March 31, 2008 and a net loss before income taxes of $1.670 million during the year ended December 31, 2007.

First Preference Mortgage Corporation (“FPMC”), a wholly owned subsidiary of the Company that historically contributed over 90% to the Company’s total revenue, had incurred net losses of $1.65 million, $4.4 million, and $4.9 million for the years ended December 31, 2007, 2006, and 2005 respectively.

In prior years, FPMC’s primary funding source was a mortgage warehouse line of credit from Colonial Bank. During 2005, FPMC was unable to maintain certain borrowing covenants (i.e., minimum adjustable tangible net worth) resulting in FPMC being unable to borrow money under the line of credit to fund mortgage loan originations.  Colonial Bank terminated the line of credit, effective June 30, 2006.

In September 2005, FPMC entered into a Loan Participation Agreement with Citizens State Bank of Woodville, Texas (“CSB”).  David W. Mann, the Company’s chief executive officer and controlling beneficial owner, is also chief executive officer and controlling beneficial owner of CSB. The sale of participations to CSB was FPMC’s only source of funding after October 2005.  On April 30, 2006 CSB terminated its Loan Participation Agreement with FPMC.

In order to participate in the FHA mortgage insurance program, FPMC was required to maintain a minimum net worth requirement.  As of December 31, 2005, FPMC was below the minimum net worth requirement of the Department of Housing and Urban Development (“HUD”), as a result of which FPMC became ineligible for participation in the HUD mortgage insurance programs.

The significant losses for the years ended December 31, 2007, 2006, 2005, and 2004, the inability of FPMC to fund new loan originations through a mortgage warehouse line or participation agreement, and the violation by FPMC of the minimum net worth requirement of HUD, create significant doubt about FPMC’s and possibly the Company’s ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company’s and FPMC’s only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC or the Company is unable to continue as a going concern.

On December 1, 2006, FPMC and Citizens Mortgage Corporation (“CMC”) executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of CMC’s promissory note.  The promissory note was unsecured, earned interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%), and was repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Payments on CMC’s promissory note were made periodically in 2007, with the balance paid in full on December 27, 2007.  Under the Agreement CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed certain of FPMC’s former employees and took over the processing of loan applications that had been received by FPMC.

The purchase price and terms provided in the Agreement were negotiated on behalf of FPMC by the independent directors of the Company and by legal counsel selected by them.  The purchase price was based on an evaluation provided by an independent expert.

3 – Notes Payable

During and  prior to 2006, FPMC had agreements with CitiMortgage, Inc. (“CitiMortgage”), Washington Mutual Bank, F.A. (“Washington Mutual”) or the Department of Housing and Urban Development (“HUD”), under which mortgages originated by FPMC were sold to those parties.  Amounts payable to CitiMortgage and Washington Mutual under these agreements have been reflected as notes payable on the Company’s balance sheets and, because they were zero interest obligations the amounts were determined on a net present value basis. During the month of June 2006, and subsequently, FPMC did not make payment to CitiMortgage, Washington Mutual or HUD as required by FPMC’s agreements with those parties.  The last payments made by FPMC under each of these agreements were remitted in May 2006.  Upon FPMC’s non-payment of the payments due after May 2006, FPMC raised the note payable balance to reflect the total of the future scheduled payments to CitiMortgage and Washington Mutual.  This resulted in a total increase to notes payable in the amount of $223,822. This increase was reflected in the previously reported amounts for June 2006.

On September 15, 2006, FPMC entered into a Release and Settlement Agreement with Washington Mutual.  For consideration of $65,000 paid by FPMC, Washington Mutual released FPMC of any claims, complaints, liabilities, obligations, promises, agreements, contracts and causes of action, against FPMC.  Notes payable was decreased by $685,000.

On August 28, 2006, CitiMortgage initiated an action in the United States District Court for the Eastern District of Missouri naming FPMC, CMC, and David W. Mann as defendants and alleging breach of contract claims and a fraudulent transfer claim (the “CitiMortgage Litigation”). On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and principal beneficial owner of the Company’s outstanding shares, and CitiMortgage entered into a settlement agreement to resolve the litigation initiated by CitiMortgage.  The settlement agreement provides for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008 and thereafter bears interest at a rate of 9% per year.  The consent judgment is included in notes payable on the Company’s March 31, 2008 balance sheet. The stay will remain in effect until CitiMortgage receives $600,000 in two payments of $300,000 each on or before March 31, 2008 and July 31, 2008, respectively, at which time the releases described below will become effective.

The first $300,000 payment was made on March 31, 2008 by Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  The second $300,000 payment is expected to be paid by Mr. Mann or entities of which he is a principal owner (other than the Company and its subsidiaries).  Upon CitiMortgage’s receipt of the July 31, 2008 payment, CitiMortgage will assign the $2,500,000 judgment against FPMC to Mr. Mann.

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

Pursuant to the judgment described above, the note payable to CitiMortgage recorded on FPMC’s books was increased by $415,968 to $2,500,000 during the quarter ended March 31, 2008.  The offset to this entry was to the estimated reserve for indemnifications and early payment default losses.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share. At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  As of July 31, 2007, the Company made a payment of $8,578.75, including $3,578.75 in interest, to JRPM and renewed the note to be payable in full on October 31, 2007.  On October 31, 2007, the Company made a payment of $42,526 including $2,526 in interest, to JRPM, reducing the principal amount of the note to $65,000, and renewed the note to be payable in full on April 22, 2008.  JRPM extended the note payable by 90 days past April 22, 2008.

4 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

5 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  As of December 31, 2007, the Company had approximately $18.2 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.  A valuation allowance has been provided for all tax benefits; therefore, no asset is reflected on the Company’s balance sheet for the net operating loss carryforward benefits.

6 - Contingencies

In the ordinary course of FPMC’s mortgage business, prior to its discontinuance in April, 2006, FPMC sold loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors were subject to repurchase or indemnification if the loans became a specified number of months delinquent within a specified period of time after the loans were sold (i.e., early payment default).  When a loan sold to an investor without recourse failed to perform, the investor would typically review the loan file to determine whether defects in the origination process occurred.  If a defect was identified, FPMC would be required to either repurchase the loan or indemnify the investor for losses sustained.  If there were no defects, FPMC had no commitment to repurchase the loan.  FPMC has accrued for this potential loss exposure.  At March 31, 2008, the estimated reserve for indemnifications and early payment default losses of the Company was $3,916,875.

On August 28, 2006, CitiMortgage, Inc. (“CitiMortgage”) initiated an action in the United States District Court for the Eastern District of Missouri naming FPMC, CMC, and David W. Mann as defendants and alleging breach of contract claims and a fraudulent transfer claim (the “CitiMortgage Litigation”).  On March 25, 2008, CitiMortgage, FPMC, and Mr. Mann entered into a settlement agreement to resolve all claims that CitiMortgage may have against FPMC, Mr. Mann, the Company and all related parties.  This settlement is described further in Note 3.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company had a net loss of $115,628 for the three months ended March 31, 2008 compared to a net loss of $170,101 for the same period in 2007.  The total expenses during the quarter ended March 31, 2008 were $184,111 as compared to $188,683 for the same period last year.

Loan administration revenues were $260 for the first three months of 2008 compared to $186 for the same period of 2007.  Interest income for the three months ended March 31, 2008 amounted to $127 compared to $576 for the same period in 2007. Because of the discontinuance of FPMC’s mortgage operations, the Company’s loan administration revenues and interest income will continue to be insignificant.

Oil and gas royalties for the three months ended March 31, 2008 amounted to $68,096 compared to $9,267 for the same period in 2007.  The Company received a $60,020 oil and gas lease bonus in the first quarter of 2008.

For the quarter ended March 31, 2008, other income was zero compared to $8,553 for the same period in 2007.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities. For the three months ended March 31, 2008, unrealized holding losses amounted to $410,158 compared to a gain of $469,198 for the same period in 2007.  Most of the volatility is attributable to the change in the market value of shares of stock of a Canadian mining company, Inspiration Mining Corporation (“ISM”), which is traded on the Toronto Stock Exchange.

Salaries and related expenses decreased to $27,471 for the quarter ended March 31, 2008 compared to $38,092 for the same period in 2007.

Interest expense for the quarter ended March 31, 2008 was $2,349 compared to $771 for the same time period in 2007. The $2,500,000 consent judgment entered into in connection with the settlement of the CitiMortgage Litigation described in Note 3 to the financial statements filed with this report will increase the Company’s interest expense in the future.  The judgment bears interest at a rate of 9% per year.

Other operating expenses for the three months ended March 31, 2008 amounted to $154,290 compared to $48,158 for the same period in 2007.  The increase in other operating expenses is due to an increase in legal fees incurred mainly with regard to the lawsuit and settlement with CitiMortgage described in Note 3.  During the quarter ended March 31, 2008, there were legal fees of $103,820 reported in other operating expenses compared to $8,154 for the same period in 2007.

During the three months ended March 31, 2008, FPMC did not record a provision for loan losses, indemnifications and early default losses.   During the nine months ended March 31, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by $101,662, resulting in a charge against income in that amount.  At March 31, 2008, the reserve for loan losses amounted to $3,916,875 compared to $3,221,965 at March 31, 2007.  FPMC is at risk under certain of its agreements with private investors and HUD for credit losses and cost of foreclosure on default of the borrower.  FPMC calculates the loan loss reserve based on historical loan losses, current claims against FPMC, and recoverability of losses under FPMC’s Errors and Omissions insurance policy as well as other factors.

Financial Condition

At March 31, 2008, the Company's total assets were $1,178,161 compared to $2,386,249 at March 31, 2007.  The decrease in total assets is primarily due to the decreased value of marketable investment securities of about $470,738, a decrease in the cash and cash equivalents balance of $373,990 and a decrease in the note receivable balance of $220,000 due to the payoff of the note receivable from CMC described under Note 2.  The Company’s primary source of potential value is its net operating loss carryforward in the amount of approximately $18.2 million which, in circumstances permitted by United States federal income tax laws and regulations, could be available to shelter taxable income produced by the operations of certain entities if those operations and the Company’s operations were combined.  Under those laws and regulations, entities that could make maximum use of the Company’s net operating loss carry forwards would be those controlled by David W. Mann.  As reflected in the financial statements, the stockholders’ deficit of the Company was $5,834,919 at March 31, 2008 and the stockholders’ deficit was $3,568,378 at March 31, 2007.

Liquidity and Capital Resources

As of April 28, 2006, FPMC’s mortgage operations, its primary source of revenue ceased.  Further discussion can be found under “Liquidity and Capital Resources” in the 10-KSB filed by the Company on April 16, 2007 for the year ended December 31, 2006.

On a consolidated basis, cash and cash equivalents were $44,971 at March 31, 2008. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $5.8 million.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws, but intends to seek settlements with creditors, to the extent that such settlements are in the best interest of the Company, as part of the orderly winding down of FPMC's business.  FPMC has reached settlements with Washington Mutual and has settled the litigation with CitiMortgage, as reported in Note 3 to the financial statements filed with this report.  If its other creditors can be satisfied, FPMC may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case FPMC, the Company or both may have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by creditors.  If that occurs, the Company’s common stock would be likely to have no value.

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

 Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. The evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended March 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

FPMC’s litigation and recent settlement with CitiMortgage is reported in Note 3 to the financial statements filed with this report. In addition, the Company is also involved in routine litigation incidental to its business, both as a plaintiff and a defendant.  Management of the Company, after consulting with legal counsel, believes that liability resulting from such litigation, if any, will not have a material effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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

First Financial Corporation

________________________________________________

Date May 15, 2008	/s/ David W. Mann David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)