Form 10-Q
period 2008-06-30
FIRST FINANCIAL CORP /TX/
filed 2008-08-14
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-7784

First Financial Corporation

(Exact name of registrant as specified in its charter)

Texas	74-1502313
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Washington Avenue, Waco, Texas  76701

(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (254) 757-2424

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]        No [  ]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [  ]        Accelerated filer [  ]       Non-accelerated filer [  ]          Smaller reporting company [X]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

            As of July 31, 2008, there were 402,058 shares of common stock outstanding.

FORM 10-Q

FIRST FINANCIAL CORPORATION

June 30, 2008

INDEX

Part I Financial Information

Page No.
Item 1. Financial Statements

Consolidated Balance Sheet as of	1
June 30, 2008 and December 31, 2007

Consolidated Statements of Income	2
for the Three-Months ended
June 30, 2008 and 2007

Consolidated Statements of Cash
Flow for the Three-Months
ended June 30, 2008 and 2007	3

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
of Financial Condition	8
and Results of Operations

Item 4. Controls and Procedures	10

Part II Other Information

Item 1. Legal Proceedings	11

Item 3. Default Upon Senior Securities	11

Item 6. Exhibits	12

Item 1. Financial Statements

First Financial Corporation
Consolidated Balance Sheet
As of June 30, 2008 and December 31, 2007
(Unaudited)

	6/30/2008	12/31/2007
Assets
------
Cash and cash equivalents	$40,600	$82,769
Accounts receivable	88,448	88,449
Notes receivable from related party	-	-
Marketable investment securities	680,105	1,371,507
Mortgage loans	2,908	5,080
Property and equipment	-	2,160
Prepaid expense and other assets	72,435	114,876

Total Assets	$884,496	$1,664,841

Liabilities and Stockholders' Deficit
--------------------------------------
Notes on line of credit	$0	$0
Notes payable	2,882,517	2,464,970
Accounts payable	217,996	51,438
Estimated reserve for indemnifications and early payment default losses	3,916,875	4,332,843
Accrued expenses and other liabilities	132,176	124,721

Total Liabilities	7,149,563	6,973,972

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares; issued 402,058 shares	1,000	1,000
Additional paid-in capital	1,454,594	1,454,594
Retained earnings	(8,038,622)	(7,767,269)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	317,960	1,002,544

	(6,265,068)	(5,309,131)
Less:Treasury stock - at cost	-	-

Total Stockholders' Deficit	(6,265,068)	(5,309,131)

Total Liabilities and Stockholders' Deficit	$ 884,496	$ 1,664,841

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and six months ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

Revenues:
Loan administration	$ 230	$ 7,799	$ 490	$ 7,985
Interest income	100	9,126	227	9,702
Oil and gas royalties	10,021	5,263	78,117	14,530
Net gain from sale of securities	30,103	45,231	30,103	49,183
Other income	545	4,625	545	9,226
Total Revenues	40,999	72,044	109,482	90,626

Expenses:
Salaries and related expenses	27,603	37,423	55,075	75,515
Interest expense	60,913	3,474	63,262	4,245
Provision for loan losses	-	643,519	-	745,181
Professional fees and other administrative expenses	108,205	236,592	262,495	284,750
Total Expenses	196,721	921,009	380,832	1,109,692

Income (loss) before income other income,	(155,722)	(848,964)	(271,350)	(1,019,065)
and provision for income tax expense

Other non-operating income
Net gain from settlement of note payable	-	-	-	-
Total Other Income	-	-	-	-

Income (loss) before provision for income tax	(155,722)	(848,964)	(271,350)	(1,019,065)

Federal income taxes	-	-	-	-
Net income (loss)	(155,722)	(848,964)	(271,350)	(1,019,065)

Other comprehensive income:
Unrealized holding gains (losses)	(274,427)	1,039,703	(684,584)	1,508,901
Comprehensive income (loss)	$ (430,149)	$ 190,738	$ (955,934)	$ 489,835

Income Per Common Share	($1.07)	$0.47	($2.38)	$1.22

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
Six months ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended

	2008	2007

Cash flows from operating activities:
Net income (loss)	($271,350)	($1,019,065)
Adjustments to reconcile net income(loss) to
net cash used by operating activities:
Depreciation	2,160	9,963
Provision for loan losses	(415,968)	745,181
Loan and insurance losses paid	-	170,022
Realized (gains) losses on marketable investment securities	(30,103)	9,987
Gain on sale of real estate held for investment	-	-
Net (increase) decrease in accounts receivable	1	(155)
Net (increase) decrease in other assets	42,439	20,912
Net increase (decrease) in accounts payable	166,558	(75,751)
Net increase (decrease) in other liabilities	7,455	(23,871)
Mortgage loans sold	2,172	-
Other		2,050

Net cash provided (used) for operating activities	(496,636)	(160,727)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	-	55,000
Proceeds from sale of marketable investment securities	36,920	-
Purchases of marketable investment securities		(97,678)
Proceeds from sale of real estate held for investment	-	-
Purchase of property and equipment	-	-
Principal collections on mortgage loans	-	16,395
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	36,920	(26,284)

Cash flows from financing activities:
Net change in short term borrowings	-	-
Proceeds from notes payable	417,547	-
Payments on notes payable	-	111,554
Proceeds from additional paid-in capital	-	-
Proceeds from sale of treasury stock	-	-

Net cash used for financing activities	417,547	111,554

Net increase (decrease) in cash and cash equivalents	(42,169)	(75,456)
Cash and cash equivalents at beginning of year	82,769	463,031

Cash and cash equivalents at end of period	$40,600	$387,575

Supplemental Disclosure of Cash Flow Information
Interest Paid	$63,262	$6,936

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

The results of operations and changes in cash flow for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At June 30, 2008, the Company has unrestricted cash and cash equivalents of $40,600 and an accumulated deficit of $6.2 million.  At December 31, 2007, the Company had cash and cash equivalents of $82,769 and an accumulated deficit of $5.3 million.  The Company recorded a loss before provision for income tax of $271,350 during the six months ended June 30, 2008 and a net loss before income taxes of $1.670 million during the year ended December 31, 2007.

First Preference Mortgage Corporation (“FPMC”), a wholly owned subsidiary of the Company that historically contributed over 90% to the Company’s total revenue, had incurred net losses of $1.65 million, $4.4 million, and $4.9 million for the years ended December 31, 2007, 2006, and 2005 respectively.

In 2005 and 2006, FPMC lost its sources of funding for its mortgage origination activities upon the termination of its mortgage warehouse line of credit and loan participation agreement with commercial banks and its ineligibility to participate in mortgage insurance programs sponsored by the Department of Housing and Urban Development (“HUD”).

Significant losses for the years ended December 31, 2007, 2006, 2005, and 2004, the inability of FPMC to fund new loan originations through a mortgage warehouse line or participation agreement, and FPMC’s ineligibility to participate in HUD programs, create significant doubt about FPMC’s and possibly the Company’s ability to continue as a going concern.  Management has discontinued the mortgage operation, the Company’s and FPMC’s only significant source of revenue, with no new mortgage loans being funded after April 28, 2006.  The financial statements do not include any adjustments that might be necessary if FPMC or the Company is unable to continue as a going concern.

On December 1, 2006, FPMC and Citizens Mortgage Corporation (“CMC”) executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873, of which $78,873 was paid in cash on the date of execution and the $255,000 balance was paid in the form of CMC’s promissory note.  The promissory note was unsecured, earned interest at 0.75% below the prime rate published in the Wall Street Journal (initially, 7.50%), and was repayable in 12 quarterly installments of principal and accrued interest starting March 15, 2007.  The effective date provided in the Agreement was May 1, 2006.  Payments on CMC’s promissory note were made periodically in 2007, with the balance paid in full on December 27, 2007.  Under the Agreement CMC assumed no liabilities, obligations or commitments of FPMC, other than certain equipment lease agreements.  In connection with the discontinuance by FPMC of its loan production operations, CMC employed certain of FPMC’s former employees and took over the processing of loan applications that had been received by FPMC.  CMC is a wholly owned subsidiary of Citizens State Bank of Woodville, Texas (“CSB”) of which David W. Mann, the company’s chief executive officer and controlling beneficial owner, is also chief executive officer and controlling beneficial owner.

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

On August 28, 2006, CitiMortgage initiated an action in the United States District Court for the Eastern District of Missouri naming FPMC, CMC, and David W. Mann as defendants and alleging breach of contract claims and a fraudulent transfer claim (the “CitiMortgage Litigation”). On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and beneficial owner of approximately 82.4% of the Company’s outstanding shares, and CitiMortgage entered into a settlement agreement to resolve the litigation initiated by CitiMortgage.  The settlement agreement provides for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008 and thereafter bears interest at a rate of 9% per year.  The consent judgment is included in notes payable on the Company’s June 30, 2008 balance sheet. The stay remained in effect until CitiMortgage received $600,000 in two payments of $300,000 each on March 31, 2008 and July 31, 2008, respectively, at which time the releases described below became effective.

The two $300,000 payments were made by Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  Upon CitiMortgage’s receipt of the second payment on July 31, 2008, CitiMortgage assigned the $2,500,000 judgment against FPMC to Mr. Mann.

If, within 91 days after the July 31, 2008 payment, no petition in bankruptcy has been filed with respect to FPMC or any party making a payment in the settlement and no finding has been made by a court or arbitrator that Mr. Mann, FPMC or its officers, directors or shareholders engaged in any fraudulent or other transfer of assets in defraud of CitiMortgage or other creditors, the litigation will be permanently dismissed and Mr. Mann, FPMC, the Company, and all related parties will be released from all claims that CitiMortgage made, or could have made, in the litigation.  The $2,500,000 consent judgment against FPMC, which will not be released in the releases given by CitiMortgage, will bear interest at the rate of 9% per annum from date of entry and, upon its assignment to Mr. Mann, will be enforceable by him against FPMC.

Pursuant to the judgment described above, the note payable to CitiMortgage recorded on FPMC’s books was increased by $415,968 to $2,500,000 during the quarter ended March 31, 2008.  The offset to this entry was a $415,968 reduction of the estimated reserve for indemnifications and early payment default losses.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share. At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  As of July 31, 2007, the Company made a payment of $8,578.75, including $3,578.75 in interest, to JRPM and renewed the note to be payable in full on October 31, 2007.  On October 31, 2007, the Company made a payment of $42,526 including $2,526 in interest, to JRPM, reducing the principal amount of the note to $65,000, and renewed the note to be payable in full on April 22, 2008.  JRPM extended the note payable by 90 days past April 22, 2008.  On July 18, 2008, the Company made a payment of $40,000 to JRPM, reducing the principal amount of the note to $25,000, and renewed the note to be payable in full October 21, 2008.  Interest on the note continues to accrue at 9.5% per year.

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

6 - Contingencies

In the ordinary course of FPMC’s mortgage business, prior to its discontinuance in April, 2006, FPMC sold loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors were subject to repurchase or indemnification if the loans became a specified number of months delinquent within a specified period of time after the loans were sold (i.e., early payment default).  When a loan sold to an investor without recourse failed to perform, the investor would typically review the loan file to determine whether defects in the origination process occurred.  If a defect was identified, FPMC would be required to either repurchase the loan or indemnify the investor for losses sustained.  If there were no defects, FPMC had no commitment to repurchase the loan.  FPMC has accrued for this potential loss exposure.  At June 30, 2008, the estimated reserve for indemnifications and early payment default losses of the Company was $3,916,875.  The CitiMortgage litigation is expected to be dismissed in its entirety 91 days after July 31, 2008.  The settlement is described further in Note 3.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had a net loss of $271,350 for the six months ended June 30, 2008 compared to a net loss of $1,019,065 for the same period in 2007.  The Company had a net loss of $155,722 for the three months ended June 30, 2008 compared to a net loss of $848,964 for the same period in 2007.  The total expenses during the six months ended June 30, 2008 were $380,832 as compared to $1,109,692 for the same period last year.  The total expenses during the quarter ended June 30, 2008 were $196,721 as compared to $921,009 for the same period last year.

Loan administration revenues were $490 for the first six months of 2008 compared to $7,985 for the same period of 2007.  For the quarter ended June 30, 2008, loan administration revenues were $230 compared to $7,799 for the same period of 2007.  Interest income for the six months ended June 30, 2008 amounted to $227 compared to $9,702 for the same period in 2007.  Interest income for the three months ended June 30, 2008 amounted to $100 compared to $9,126 for the same period in 2007. Because of the discontinuance of FPMC’s mortgage operations, the Company’s loan administration revenues and interest income will continue to be insignificant.

Oil and gas royalties for the six months ended June 30, 2008 amounted to $78,117 compared to $14,530 for the same period in 2007.  Oil and gas royalties for the quarter ended June 30, 2008 amounted to $10,021 compared to $5,263 for the same period in 2007.  The Company received a $60,020 oil and gas lease bonus in the first quarter of 2008.

Net gain from sale of securities for the six months ended June 30, 2008 was $30,103 compared to $49,183 for the same period in 2007.  For the quarter ended June 30, 2008, net gain from sale of securities was $30,103 compared to $45, 231 for the same period in 2007.

Other income for the six months ended June 30, 2008 was $545 compared to $9,226 for the same period in 2007.  For the quarter ended June 30, 2008, other income was $545 compared to $4,625 for the same period in 2007.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities.  Unrealized holding losses for the six months ended June 30, 2008 amounted to $684,584 compared to gains of $1,508,901 for the same period in 2007.  For the three months ended June 30, 2008, unrealized holding losses amounted to $274,427 compared to gains of $1,039,703 for the same period in 2007.  Most of the volatility is attributable to the change in the market value of shares of stock of a Canadian mining company, Inspiration Mining Corporation (“ISM”), which is traded on the Toronto Stock Exchange.

Salaries and related expenses decreased to $55,075 for the six months ended June 30, 2008 compared to $75,515 for the same period in 2007.  Salaries and related expenses were $27,603 for the quarter ended June 30, 2008 compared to $37,423 for the same period in 2007.

Interest expense for the six months ended June 30, 2008 was $63,262 compared to $4,245 for the same time period in 2007.  Interest expense for the quarter ended June 30, 2008 was $60,913 compared to $3,474 for the same time period in 2007. The increase in interest expense is due to the $2,500,000 consent judgment entered into in connection with the settlement of the CitiMortgage Litigation described in Note 3 to the financial statements filed with this report.  The judgment bears interest at a rate of 9% per year.

Professional fees and other administrative expenses for the six months ended June 30, 2008 amounted to $262,495 compared to $284,750 for the same period in 2007.  Professional fees and other administrative expenses for the three months ended June 30, 2008 amounted to $108,205 compared to $236,592 for the same period in 2007.

During the six months ended June 30, 2008, FPMC did not record a provision for loan losses, indemnifications and early default losses.   During the six months ended June 30, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by $915,204, resulting in a charge against income in that amount.  At June 30, 2008, the reserve for loan losses amounted to $3,916,875 compared to $4,035,484 at June 30, 2007.  During the quarter ended March 31, 2008, the note payable to CitiMortgage recorded on FPMC’s books was increased by $415,968 and the offset was recorded to the reserve for loan losses causing the reserve to decrease from June 30, 2007 to June 30, 2008.  FPMC is at risk under certain of its agreements with private investors and HUD for credit losses and cost of foreclosure on default of the borrower.  FPMC calculates the loan loss reserve based on historical loan losses, current claims against FPMC, and recoverability of losses under FPMC’s Errors and Omissions insurance policy as well as other factors.

Financial Condition

At June 30, 2008, the Company's total assets were $884,496 compared to $1,664,841 at December 31, 2007 and $3,320,770 at June 30, 2007.  The decrease in total assets is primarily due to the decreased value of marketable investment securities of $691,402 and $1,783,448 compared to December 31, 2007 and June 30, 2007, respectively.  The decrease in cash and cash equivalents of $42,169 and $346,975 compared to December 31, 2007 and June 30, 2007, respectively also contributed to the decrease in total assets.   There was also a decrease in the note receivable balance of $200,000 since June 30, 2007 due to the payoff of the note receivable from CMC described under Note 2.  The Company’s primary source of potential value is its net operating loss carryforward in the amount of approximately $18.2 million which, in circumstances permitted by United States federal income tax laws and regulations, could be available to shelter taxable income produced by the operations of certain entities if those operations and the Company's operations were combined.  Under those laws and regulations, entities that could make maximum use of the Company's net operating loss carry forwards would be those controlled by David W. Mann.  As reflected in the financial statements, the stockholders' deficit of the Company was $6,265,068 at June 30, 2008, $5,309,131 at December 31, 2007,  and $3,377,640 at June 30, 2007.

Liquidity and Capital Resources

As of April 28, 2006, FPMC’s mortgage operations, its primary source of revenue ceased.  Further discussion can be found under “Liquidity and Capital Resources” in the 10-KSB filed by the Company on April 16, 2007 for the year ended December 31, 2006.

On a consolidated basis, cash and cash equivalents were $40,600 at June 30, 2008. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $6.2 million.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws, but intends to seek settlements with creditors, to the extent that such settlements are in the best interest of the Company, as part of the orderly winding down of FPMC’s business.  FPMC has reached settlements with Washington Mutual and has settled the litigation with CitiMortgage, as reported in Note 3 to the financial statements filed with this report.  If its other creditors can be satisfied, FPMC may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case FPMC, the Company or both may have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by creditors.  If that occurs, the Company’s common stock would be likely to have no value.

Forward-looking Information

Certain statements made above and elsewhere in this Form 10-Q constitute “forward-looking statements,” including but not limited to those identified by the words “expect,” “believe,” “seek to,” “intend,” “will,” “possible,” “may” and similar expressions that are attributed to the Company or its management. No forward-looking statements of the Company or its management are guarantees of future outcomes. These statements involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the value that can be obtained from the sale of the Company’s mortgage operations and Company assets and the terms on which creditors will agree to be repaid.

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. The evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended June 30, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

Information is contained in Note 3 to the financial statements filed with this report as to the default by FPMC upon its obligations to CitiMortgage, the settlements of the CitiMortgage litigation and the consent judgment in the amount of $2,500,000 entered in that litigation in favor of CitiMortgage and assigned to Mr. David Mann.

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

Exhibit 10.2  Memorandum of Asset Purchase between First Preference Mortgage Corp. and Citizens Mortgage Corp. dated December 1, 2006 (incorporated by reference to the Company's Annual Report on form 10-KSB/A for fiscal year ended December 31, 2006.)

Exhibit 10.3  Settlement Agreement and Mutual Release entered into March 28, 2008, by and among CitiMortgage, Inc., First Preference Mortgage Corporation and David W. Mann (incorporated by reference to the Company's Annual Report on form 10-KSB for fiscal year ended December 31, 2007).

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

First Financial Corporation

________________________________________________

Date August 14, 2008	/s/ David W. Mann David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)