Form 10-Q
period 2008-09-30
FIRST FINANCIAL CORP /TX/
filed 2008-11-14
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-05559

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

          As of October 31, 2008, there were 402,058 shares of common stock outstanding.

FORM 10-Q

FIRST FINANCIAL CORPORATION

September 30, 2008

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets as of	1
September 30, 2008 and December 31, 2007

Consolidated Statements of Income	2
for the Three-Months ended
September 30, 2008 and 2007

Consolidated Statements of Cash
Flow for the Three-Months
ended September 30, 2008 and 2007	3

Notes to Consolidated Financial
Statements	4

Item 2. Management's Discussion and Analysis
of Financial Condition
And Results of Operations	8

Item 4. Controls and Procedures	10

Part II Other Information

Item 1. Legal Proceedings	11

Item 3. Default Upon Senior Securities	11

Item 4. Submission of Matters to a Vote
of Security Holders	12

Item 6. Exhibits	13

Item 1. Financial Statements
First Financial Corporation
Consolidated Balance Sheet
As of September 30, 2008 and December 31, 2007
(Unaudited)

	9/30/2008	12/31/2007
Assets
------
Cash and cash equivalents	$14,099	$82,769
Accounts receivable	84,586	88,449
Marketable investment securities	746,403	1,371,507
Mortgage loans	1,780	5,080
Property and equipment	-	2,160
Prepaid expense and other assets	68,087	114,876

Total Assets	$914,955	$1,664,841

Liabilities and Stockholders' Deficit
--------------------------------------
Notes payable	$2,843,318	$2,464,970
Accounts payable	143,017	51,438
Estimated reserve for indemnifications and early payment default losses	3,916,875	4,332,843
Accrued expenses and other liabilities	216,309	124,721

Total Liabilities	7,119,519	6,973,972

Stockholders' deficit:
Common stock - no par value; authorized
500,000 shares; issued 402,058 shares	1,000	1,000
Additional paid-in capital	1,454,594	1,454,594
Retained earnings	(8,051,751)	(7,767,269)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	391,593	1,002,544

	(6,204,563)	(5,309,131)
Less: Treasury stock - at cost	-	-

Total Stockholders' Deficit	(6,204,563)	(5,309,131)

Total Liabilities and Stockholders' Deficit	$914,955	$1,664,841

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months and nine months ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Revenues:
Loan administration	$170	$300	$660	$8,285
Interest income	94	4,013	321	13,715
Oil and gas royalties	44,234	20,169	122,352	34,699
Net gain from sale of securities	26,230	35,265	56,332	84,448
Other income	0	-	545	9,226
Total Revenues	70,728	59,747	180,210	150,373

Expenses:
Salaries and related expenses	20,919	34,340	75,994	109,855
Interest expense	58,342	3,348	121,604	7,593
Provision for loan losses	-	304,972	-	1,050,153
Professional fees and other administrative expenses	4,597	141,023	267,091	425,773
Total Expenses	83,857	483,682	464,689	1,593,374

Income (loss) before provision for income tax	(13,129)	(423,935)	(284,479)	(1,443,000)

Federal income taxes	-	-	-	-
Net income (loss)	(13,129)	(423,935)	(284,479)	(1,443,000)

Other comprehensive income:
Unrealized holding gains (losses)	73,633	(513,372)	(610,951)	995,529
Comprehensive income (loss)	$60,504	$(937,307)	$(895,430)	$(447,471)

Income Per Common Share	$0.15	($2.33)	($2.23)	($1.11)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
Nine months ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended

	2008	2007

Cash flows from operating activities:
Net income (loss)	($284,479)	($1,443,000)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation	2,160	14,944
Provision for loan losses	(415,968)	1,050,153
Loan and insurance losses paid	-	170,023
Realized (gains) losses on marketable investment securities	(56,332)	(84,448)
Gain on sale of real estate held for investment	-	-
Net (increase) decrease in accounts receivable	3,863	4,137
Net (increase) decrease in other assets	46,787	32,138
Net increase (decrease) in accounts payable	91,579	(182,347)
Net increase (decrease) in other liabilities	91,588	118,394
Mortgage loans sold	-	13,604
Other		122

Net cash provided (used) for operating activities	(520,802)	(306,279)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	-	75,000
Proceeds from sale of marketable investment securities	70,485	106,069
Purchases of marketable investment securities	-	(279,883)
Proceeds from sale of real estate held for investment	-	-
Purchase of property and equipment	-	-
Principal collections on mortgage loans	3,300	3,902
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	73,784	(94,912)

Cash flows from financing activities:
Net change in short term borrowings	-	-
Proceeds from notes payable	418,348	59,287
Payments on notes payable	(40,000)	-
Proceeds from additional paid-in capital	-	-
Proceeds from sale of treasury stock	-	-

Net cash used for financing activities	378,348	59,287

Net increase (decrease) in cash and cash equivalents	(68,670)	(341,904)
Cash and cash equivalents at beginning of year	82,769	463,031

Cash and cash equivalents at end of period	$14,099	$121,127

Supplemental Disclosure of Cash Flow Information
Interest Paid	$121,604	$7,593

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

The results of operations and changes in cash flow for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At September 30, 2008, the Company has unrestricted cash and cash equivalents of $14,099 and an accumulated deficit of $6.2 million.  At December 31, 2007, the Company had cash and cash equivalents of $82,769 and an accumulated deficit of $5.3 million.  The Company recorded a loss before provision for income tax of $284,479 during the nine months ended September 30, 2008 and a net loss before income taxes of $1.670 million during the year ended December 31, 2007.

First Preference Mortgage Corporation (“FPMC”), a wholly owned subsidiary of the Company that historically contributed over 90% to the Company’s total revenue, had incurred net losses of $1.65 million, $4.4 million, and $4.9 million for the years ended December 31, 2007, 2006, and 2005 respectively.

In 2005 and 2006, FPMC lost its sources of funding for its mortgage origination activities upon the termination of its mortgage warehouse line of credit and loan participation agreements with commercial banks and its ineligibility to participate in mortgage insurance programs sponsored by the Department of Housing and Urban Development (“HUD”).

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

On August 28, 2006, CitiMortgage initiated an action in the United States District Court for the Eastern District of Missouri naming FPMC, CMC, and David W. Mann as defendants and alleging breach of contract claims and a fraudulent transfer claim (the “CitiMortgage Litigation”). On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and beneficial owner of approximately 82.4% of the Company’s outstanding shares, and CitiMortgage entered into a settlement agreement to resolve the litigation initiated by CitiMortgage.  The settlement agreement provides for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008 and thereafter bears interest at a rate of 9% per year.  The consent judgment is included in notes payable on the Company’s September 30, 2008 balance sheet. The stay remained in effect until CitiMortgage received $600,000 in two payments of $300,000 each on March 31, 2008 and July 31, 2008, respectively, at which time the releases described below became effective.

The two $300,000 payments were made by Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  Upon CitiMortgage’s receipt of the second payment on July 31, 2008, CitiMortgage assigned the $2,500,000 judgment against FPMC to Mr. Mann.

On November 4, 2008, the CitiMortgage litigation was permanently dismissed with prejudice and Mr. Mann, FPMC, the Company, and all related parties were released from all claims that CitiMortgage made, or could have made, in the litigation.  The $2,500,000 consent judgment against FPMC, which was not released in the releases given by CitiMortgage, bears interest at the rate of 9% per annum from date of entry, is currently payable by FPMC and is enforceable by Mr. Mann against FPMC.

Pursuant to the judgment described above, the note payable to CitiMortgage recorded on FPMC’s books was increased by $415,968 to $2,500,000 during the quarter ended March 31, 2008.  The offset to this entry was a $415,968 reduction of the estimated reserve for indemnifications and early payment default losses.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share. At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  Through September 30, 2008, $9,089.34 of interest and $85,000 of principal have been paid on the note.  On that date the principal balance of the note had been reduced to $25,000 and the repayment date has been extended to January 19, 2009.  Interest on the note continues to accrue at 9.5% per year.

4 – Authorized Shares

In an Amendment to the Articles of Incorporation dated August 22, 2008, the Company was given the authority to issue 2,000,000 shares of capital stock.  As of the date of this report, the amendment has not been filed with the Texas Secretary of State; therefore, the number of authorized shares reflected on the balance sheet dated September 30, 2008 is 500,000.

5 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

6 - Income Taxes

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

7 - Contingencies

In the ordinary course of FPMC’s mortgage business, prior to its discontinuance in April, 2006, FPMC sold loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors were subject to repurchase or indemnification if the loans became a specified number of months delinquent within a specified period of time after the loans were sold (i.e., early payment default).  When a loan sold to an investor without recourse failed to perform, the investor would typically review the loan file to determine whether defects in the origination process occurred.  If a defect was identified, FPMC would be required to either repurchase the loan or indemnify the investor for losses sustained.  If there were no defects, FPMC had no commitment to repurchase the loan.  FPMC has accrued for this potential loss exposure.  At September 30, 2008, the estimated reserve for indemnifications and early payment default losses of the Company was $3,916,875.  The CitiMortgage litigation was dismissed in its entirety on November 4, 2008.  The settlement is described further in Note 3.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had a net loss of $284,479 for the nine months ended September 30, 2008 compared to a net loss of $1,443,000 for the same period in 2007.  The Company had a net loss of $13,129 for the three months ended September 30, 2008 compared to a net loss of $423,935 for the same period in 2007.  The total expenses during the nine months ended September 30, 2008 were $464,689 as compared to $1,593,374 for the same period last year.  The total expenses during the quarter ended September 30, 2008 were $83,857 as compared to $483,682 for the same period last year.

Loan administration revenues were $660 for the first nine months of 2008 compared to $8,285 for the same period of 2007.  For the quarter ended September 30, 2008, loan administration revenues were $170 compared to $300 for the same period of 2007.  Interest income for the nine months ended September 30, 2008 amounted to $321 compared to $13,715 for the same period in 2007.  Interest income for the three months ended September 30, 2008 amounted to $94 compared to $4,013 for the same period in 2007. Because of the discontinuance of FPMC’s mortgage operations, the Company’s loan administration revenues and interest income will continue to be insignificant.

Oil and gas royalties for the nine months ended September 30, 2008 amounted to $122,352 compared to $34,699 for the same period in 2007.  Oil and gas royalties for the quarter ended September 30, 2008 amounted to $44,234 compared to $20,169 for the same period in 2007.  The Company received a $60,020 oil and gas lease bonus in the first quarter of 2008.  Oil and gas royalties fluctuate with oil and gas prices and the amount of production from the properties covered by the royalties.  The lease bonus is not expected to recur.

Net gain from sale of securities for the nine months ended September 30, 2008 was $56,332 compared to $84,448 for the same period in 2007.  For the quarter ended September 30, 2008, net gain from sale of securities was $26,230 compared to $35,265 for the same period in 2007.

Other income for the nine months ended September 30, 2008 was $545 compared to $9,226 for the same period in 2007.  For the quarters ended September 30, 2008 and September 30, 2007, other income was zero.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities.  Unrealized holding losses for the nine months ended September 30, 2008 amounted to $610,951 compared to gains of $995,529 for the same period in 2007.  For the three months ended September 30, 2008, unrealized holding gains amounted to $73,633 compared to losses of $513,372 for the same period in 2007.  Most of the volatility is attributable to the change in the market value of shares of stock of a Canadian mining company, Inspiration Mining Corporation (“ISM”), which is traded on the Toronto Stock Exchange.

Salaries and related expenses decreased to $75,994 for the nine months ended September 30, 2008 compared to $109,855 for the same period in 2007.  Salaries and related expenses were $20,919 for the quarter ended September 30, 2008 compared to $34,340 for the same period in 2007.

Interest expense for the nine months ended September 30, 2008 was $121,604 compared to $7,593 for the same time period in 2007.  Interest expense for the quarter ended September 30, 2008 was $58,342 compared to $3,348 for the same time period in 2007. The increase in interest expense is due to the $2,500,000 consent judgment entered into in connection with the settlement of the CitiMortgage Litigation described in Note 3 to the financial statements filed with this report.  The judgment bears interest at a rate of 9% per year.

Professional fees and other administrative expenses for the nine months ended September 30, 2008 amounted to $267,091 compared to $425,773 for the same period in 2007.  Professional fees and other administrative expenses for the three months ended September 30, 2008 amounted to $4,597 compared to $141,023 for the same period in 2007.

During the nine months ended September 30, 2008, FPMC did not record a provision for loan losses, indemnifications and early default losses.   During the nine months ended September 30, 2007, FPMC increased its provision for loan losses, indemnifications and early default losses by $1,050,153, resulting in a charge against income in that amount.  At September 30, 2008, the reserve for loan losses amounted to $3,916,875 compared to $4,340,457 at September 30, 2007.  During the quarter ended March 31, 2008, the note payable to CitiMortgage recorded on FPMC’s books was increased by $415,968 and the offset was recorded to the reserve for loan losses causing the reserve to decrease from September 30, 2007 to September 30, 2008.  FPMC is at risk under certain of its agreements with private investors and HUD for credit losses and cost of foreclosure on default of the borrower.  FPMC calculates the loan loss reserve based on historical loan losses, current claims against FPMC, and recoverability of losses under FPMC’s Errors and Omissions insurance policy as well as other factors.

Financial Condition

At September 30, 2008, the Company's total assets were $914,955 compared to $1,664,841 at December 31, 2007 and $2,671,838 at September 30, 2007.  The decrease in total assets is primarily due to the decreased value of marketable investment securities of $625,104 and $1,376,277 compared to December 31, 2007 and September 30, 2007, respectively.  The decrease in cash and cash equivalents of $68,670 and $107,028 compared to December 31, 2007 and September 30, 2007, respectively also contributed to the decrease in total assets.   There was also a decrease in the note receivable balance of $180,000 since September 30, 2007 due to the payoff of the note receivable from CMC described under Note 2.  The Company’s primary source of potential value is its net operating loss carryforward in the amount of approximately $18.2 million which, in circumstances permitted by United States federal income tax laws and regulations, could be available to shelter taxable income produced by the operations of certain entities if those operations and the Company’s operations were combined.  Under those laws and regulations, entities that could make maximum use of the Company’s net operating loss carry forwards would be those controlled by David W. Mann.  As reflected in the financial statements, the stockholders’ deficit of the Company was $6,204,563 at September 30, 2008, $5,309,131 at December 31, 2007, and $4,314,946 at September 30, 2007.

Liquidity and Capital Resources

As of April 28, 2006, FPMC’s mortgage operations, its primary source of revenue ceased.  Further discussion can be found under “Liquidity and Capital Resources” in the 10-KSB filed by the Company on April 16, 2007 for the year ended December 31, 2006.

On a consolidated basis, cash and cash equivalents were $14,099 at September 30, 2008. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $6.2 million.

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

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. The evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended September 30, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Information is contained in Note 3 to the financial statements filed with this report as to the default by FPMC upon its obligations to CitiMortgage, the settlement of the CitiMortgage litigation and the consent judgment in the amount of $2,500,000 entered in that litigation in favor of CitiMortgage and assigned to Mr. David Mann.  FPMC is in default of its obligations to pay the principal amount of the consent judgment and interest accrued thereon.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 21, 2008, in connection with which an Information Statement dated July 22, 2008 was furnished to the shareholders of record.  All directors of the Company were elected at the meeting. The matters submitted to a vote of shareholders the annual meeting and the results of each vote are shown below.

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors
David W. Mann	331,428	-	-	-	-
James Lee Motheral	331,428	-	-	-	-
Dr. Raymond A. Parker	331,428	-	-	-	-
Joseph Edward Walker	331,428	-	-	-	-
Approval of Amendment to Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 2,000,000.	331,428	-	-	-	-
Ratification of Pattillo, Brown & Hill, L.L.P., as the Company’s independent accountants.	331,428	-	-	-	-

Item 6. Exhibits

Exhibit 3.1  Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002); Amendment to Articles of Incorporation filed herewith.

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

First Financial Corporation

________________________________________________

Date November 14 , 2008	/s/ David W. Mann
David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)