Form 10-K
period 2008-12-31
FIRST FINANCIAL CORP /TX/
filed 2009-04-15
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock (no par value per share)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes          No   X

Indicate by check mark whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes          No   X

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                     X

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ____	Smaller reporting company X

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X

There is no established trading market for the Issuer’s class of voting stock; therefore, the Issuer cannot determine the aggregate value of voting stock held by non-affiliates.

Number of shares of the Issuer’s Common Stock outstanding on December 31, 2008, was 402,058.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1.  Business

Forward-looking Information

Certain statements in this Form 10-K constitute “forward-looking statements,” including but not limited to those identified by the words “expect,” “believe,” “seek to,” “intend,” “will,” “possible,” “may” and similar expressions that are attributed to the Company or its management.  No forward-looking statements of the Company or its management are guarantees of future outcomes.  These statements involve risks and uncertainties, and actual results may differ materially from those anticipated by the forward-looking statements.

General

First Financial Corporation was incorporated in the State of Texas in 1964 and its principal place of business is in Waco, Texas.  During the four years prior to April 28, 2006, the primary business of the Company, through its subsidiaries, was originating and servicing residential mortgage loans, engaging in insurance activities, providing consulting and data processing services to related companies and servicing a decreasing portfolio of manufactured home loans.

The Company’s business historically included originating and servicing residential mortgage loans through its wholly-owned subsidiary, First Preference Mortgage Corp. (“FPMC”).  Prior to April 28, 2006, FPMC operated retail branch offices in Waco, Tyler, College Station and Victoria, Texas, and Tulsa, Oklahoma, each staffed with loan originators who solicited residential mortgage loans in their respective markets.  FPMC’s business also included originating loans received from approximately 600 independent mortgage loan brokers located throughout Texas.  Substantially all of the loans originated by FPMC were sold to third parties.  During 2003, 2004, 2005, and 2006, FPMC originated approximately $706 million, $347 million, $296 million, and $70 million respectively, in new residential mortgage loans.  FPMC originated no loans in 2007 or 2008.

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

First Advisory Services, Inc., (“FAS”) a wholly-owned subsidiary of the Company, has provided accounting, personnel, general and administrative, and information technology services to entities that are affiliated through common ownership.  Due to the discontinuance of the Company’s mortgage operation, the services provided by FAS have been substantially reduced.

As of December 31, 2008, the Company and its consolidated subsidiaries employed one employee.

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

Item 1A.  Risk Factors

For risk factors applicable to the Company arising from (i) the Company’s lack of profitable operations in recent years, (ii) the Company’s lack of liquidity and significant negative net worth, and (iii) the lack of a public trading market in the Company’s common stock, see “Discontinuance of Operations” under Item 1, Item 5, and “Liquidity and Capital Resources” under Item 7.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments for the fiscal year covered by this report.

Item 2.  Description of Property

The principal office of the Company and its subsidiaries (including FPMC) is located at 800 Washington Ave., Waco, Texas.  This property is owned by JRPM Investments, Ltd. (“JRPM”).  Since May 2006, Security Bancshares Service Corp. (“SBSC”) has leased the building from JRPM, and FPMC has subleased a portion of the building from SBSC.  See Item 12 (“Certain Relationships and Related Transactions”) for more information regarding these leases.

Item 3.  Legal Proceedings

On August 28, 2006, CitiMortgage, Inc. (“CitiMortgage”) initiated an action in the United States District Court for the Eastern District of Missouri naming FPMC, CMC, and David W. Mann as defendants and alleging breach of contract claims and a fraudulent transfer claim (the “CitiMortgage Litigation”).  On March 26, 2008, CitiMortgage, FPMC, and Mr. Mann entered into a settlement agreement to resolve all claims that CitiMortgage may have had against FPMC, Mr. Mann, the Company and all related parties.  On November 4, 2008, the CitiMortgage litigation was permanently dismissed with prejudice and Mr. Mann, FPMC, the Company, and all related parties were released from all claims that CitiMortgage made, or could have made, in the litigation.  This settlement is described in Item 12 of this Form 10-K.

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

Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s no par value common stock.  On December 31, 2008, the Company had approximately 440 holders of record of its common stock.

The Company did not pay any cash dividends during the last two fiscal years and does not intend to do so for the foreseeable future.  Except in limited circumstances, the Texas Business Corporation Act would prohibit the Company from paying a dividend if, after giving effect to the dividend, the Company would be insolvent or if the dividend exceeded the Company’s surplus.

The Company has no equity compensation plans and no securities authorized for issuance under any such plans.

The Company and its affiliates made no purchases of its equity securities during fourth quarter of 2008.

Item 6.  Selected Financial Data

This item is not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

As a result of FPMC’s discontinuation of the mortgage loan production as of April 28, 2006, the Company originated no new residential mortgage loans in 2007 or 2008.  Prior to the discontinuation of the mortgage loan production, the Company’s revenue was derived from loan origination fees, interest on mortgage loans until their sale to investors and revenue on the sale of mortgage loans to investors.

The Company’s only current operations consist of seeking negotiated resolutions of the claims of its creditors.

Results of Operations

The Company had a net gain before discontinued operations and other comprehensive gain (loss) of $788,451 for 2008, compared to a net loss of $1,669,980 for that item in 2007.

Loan administration and production revenue for 2008 was $886 compared to $1,394 for 2007.  No loans were originated during 2007 or 2008.  In 2007 and 2008, loan administration and production revenue consisted of only loan servicing fees.

Interest income for 2008 amounted to $341 compared to $16,711 in 2007.  In 2007, FPMC earned $15,295 in interest from a promissory note from CMC.  The balance on the note was paid in full on December 27, 2007.  This promissory note is described further in Item 1 (“Description of Business”).

During 2008, the Company earned oil and gas royalties in the amount of $131,859 compared to $77,102 in 2007.

The Company realized no gain (loss) on sale of mortgage loans during 2008.  For the year ended December 31, 2007, the Company realized a gain on sale of mortgage loans of $7,405.

Salaries and related expenses for 2008 were $103,621 compared to $147,614 in 2007.  At December 31, 2008, the Company had one employee.

Interest expense for the year ended December 31, 2008, amounted to $179,819 compared to $10,293 for the same period in 2007.  The increase in interest expense is due to the $2,500,000 consent judgment entered into in connection with the settlement of the CitiMortgage Litigation described in Item 12 (“Certain Relationships and Related Transactions”).  The judgment bears interest at a rate of 9% per year.

During 2008, the Company recorded a reverse provision for loan losses of $1,222,865.  During 2007, the Company recorded a provision for loan losses of $1,050,153.  The reverse provision for loan losses recorded in 2008 was largely the result of the settlement of the CitiMortgage litigation described in Item 12 (“Certain Relationships and Related Transactions”).  At December 31, 2008, the reserve for loan losses amounted to $2,610,011 compared to $4,332,843 at December 31, 2007.  In 2007, the Company recovered approximately $170,000 from errors and omissions insurance claim with regard to certain defaulted loans.  There was no such recovery in 2008.  Loss charge-offs amounted to $84,000 for the year ended December 31, 2008, and $7,614 for the year ended December 31, 2007.  During 2005 and 2004, the Company experienced an increase in the delinquency and default rate on the mortgage loans it originated and sold to investors.  No loans have been funded since April 28, 2006, but the Company is at risk under certain of its agreements with these investors for credit losses and cost of foreclosure on default of the borrower.

Operating expenses for 2008 were $349,407 compared to $663,430 in 2007.  This is primarily due to a decrease in legal fees from 2007 to 2008.  Legal fees were $184,081 in 2008 compared to $478,774 in 2007.

Other comprehensive income consists of unrealized holding gains (losses) on marketable investment securities.  For the year ended December 31, 2008, unrealized holding losses amounted to $1,134,760 compared to gains of $1,002,544 for the same period in 2007.

Financial Condition

At December 31, 2008, the Company’s total assets were $266,682 compared to $1,664,841 at December 31, 2007.  The decrease in total assets is primarily due to the decreased value of marketable investment securities of $1,155,425 from a balance of $1,371,507 at December 31, 2007, to a balance of $216,081 at December 31, 2008.  In addition, $83,999 of accounts receivable was written-off against the reserve for loan losses.  Cash and cash equivalents also decreased by $80,940 from December 31, 2007 to December 31, 2008.  The Company’s primary source of potential value is its net operating loss carryforward in the amount of approximately $17.2 million which, in circumstances permitted by United States federal income tax laws and regulations, could be available to shelter taxable income produced by the operations of certain entities if those operations and the Company’s operations were combined.  Under those laws and regulations, entities that could make maximum use of the Company’s net operating loss carry forwards would be those controlled by David W. Mann.

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

As reflected in the attached financial statements, the stockholder’s equity of the Company was $(5,655,440) at December 31, 2008, compared to stockholders’ equity of $(5,309,131) at December 31, 2007.  The Company had no commitments for capital expenditures at December 31, 2008.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws and will instead seek to obtain satisfactory settlements with its creditors.  If creditors can be satisfied, the Company may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case the Company or FPMC have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by its creditors.  If that occurs, the Company’s common stock would be likely to have no value.

Off-balance sheet Arrangements

The Company does not, and did not during 2008, have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the independent auditors’ report appear on pages F-1 through F-21 herein.

In the balance sheet as of September 30, 2008 and the statement of income for the periods then ended that were included in the Company’s Form 10-Q for the quarter ended September 30, 2008, there was an error resulting from the failure to record the expense side of certain intercompany transactions.  First Advisory Services (“FAS”), a subsidiary of the Company, performs accounting and advisory services for the Company and its subsidiary FPMC.  FAS bills the Company and FPMC monthly for these services.  Eliminating entries are generally made to eliminate these offsetting intercompany transactions.  For three months during the nine months ended September 30, 2008, the revenue and resulting receivable were recorded on the books of FAS; however, the expense and resulting payable were not recorded on the books of the Company and FPMC.  At the end of the third quarter, the intercompany revenue and receivable on the books of FAS were eliminated and an equal amount of expenses and payables were eliminated from the books of the Company and FPMC, as if the original entries had been recorded correctly.  This resulted in the overstatement of net income and the understatement of accounts payable by $44,850.  In the statement of income for the nine months ended September 30, 2008 professional fees and other administrative expenses were reported as $267,091 and should have been reported as $311,941.  A Net loss was reported of $284,479, but should have been reported as $329,329.  On the balance sheet as of September 30, 2008, retained earnings were reported as $(8,051,751) and should have been reported as $(8,096,601).  Accounts payable was reported as $143,017 and should have been reported as $187,867.  These errors have been corrected in the financial statements appearing in this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15 and 15d-15(f)) as of December 31, 2007.  In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on management’s assessment the Company believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.  This assessment is supported by the attestation report of our independent registered public accounting firm.

Change of Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information About Directors and Executive Officer

The table below provides certain information as of March 31, 2009, with respect to each director and our executive officer.  Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

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

	53	5-21-91	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board
James Lee Motheral Since January 1, 1996, Mr. Motheral has been employed in the field of print management as President of Motheral Printing Company.	54	2-6-01	Director
Dr. Raymond A. Parker Dr. Parker is a retired minister.	80	11-15-01	Director
Joseph Edward Walker Since January 1, 1996, Mr. Walker was employed by Video Productions and Impact Productions. Mr. Walker retired in 2005.	78	2-06-01	Director

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

In connection with performing its functions as an audit committee, the full Board has determined that David W. Mann qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d) of the Securities and Exchange Commission’s Regulation S-K.  Mr. Mann, because he is an officer and principal owner of the Company, would not be considered “independent” within the meaning of the independence requirements of any national securities exchange or national securities association.  It should be noted, however, that, because the Company’s securities are not listed on any such exchange or traded on a trading system maintained by any national securities association, no financial expert is required to be on the Company’s Board of Directors or to be independent.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth information regarding the compensation paid to or for the Company’s chief executive officer, who is the Company’s only executive officer.

Summary Compensation Table
Name and Principal Position	Year	Salary (1)
David W. Mann President, Chief Executive Officer and Chief Financial Officer	2008	$ 25,000
	2007	$100,000
(1) Salary was the only form of compensation Mr. Mann received in the years presented.

There were no outstanding equity awards as of December 31, 2008.

Director Compensation

During 2008, each non-employee Director of the Company (all Directors other than David W. Mann) was paid a fee of $1,000 for each regular Board of Directors meeting attended.  There were three such meetings in 2008.  Mr. Mann receives compensation as an executive officer as disclosed under “Executive Compensation.”  He does not receive any additional compensation for his service as Director.  The Company had no other compensation arrangements with any Director of the Company during the last completed fiscal year.

Director Compensation
Name of Director	Fees Earned or Paid in Cash (1)
James Lee Motheral	$ 3,000
Raymond A. Parker	$ 3,000
Joseph Edward Walker	$ 3,000
(1) Fees earned or paid in cash were the only form of compensation received by the Company’s Directors in 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners

As of March 31, 2009, the persons and entities named below were, to our knowledge, the only beneficial owners of more than 5 percent of our outstanding common stock, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, other than David W. Mann, whose beneficial ownership of our common stock is described below in the table entitled “Security Ownership of Directors and Executive Officer.”  Except as otherwise indicated, the parties named below have sole voting and investment power with respect to the shares beneficially owned by them.

Security Ownership of Certain Beneficial Owners
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of All Outstanding Shares
First Financial Holdings, Ltd.(1) 800 Washington Ave. Waco, Texas 76701	102,898	25.6%
Harold E. Allison, III(2) 102 West Bluff Street Woodville, Texas 75979	102,898	25.6%
JRPM Investments, Ltd.(3) 800 Washington Ave. Waco, Texas 76701	228,530	56.8%

                (1) First Financial Holdings, Ltd. (“Holdings”) is a Texas limited partnership the general partners of which are David W. Mann and FFC Holdings, Inc., a Texas corporation (“FFCH”).  Mr. Mann is president and sole director of FFCH.  The sole shareholder of FFCH is the David W. Mann 1990 Trust (the “1990 Trust”).  Mr. Mann, his spouse, and his descendants are the sole current beneficiaries of the 1990 Trust.

                (2) Mr. Allison is the sole trustee of the 1990 Trust.  He is an executive officer of Citizens State Bank, Woodville, of which David W. Mann is president, chief executive officer, and a director.  All of the shares shown as beneficially owned by Mr. Allison consist of the 102,898 held directly by Holdings (see footnote 1 above).

                (3) JRPM Investments, Ltd. (“JRPM”) is a Texas limited partnership the general partners of which are David W. Mann and RAM Investors, Inc., a Texas corporation (“RAMII”).  Mr. Mann is president and sole director of RAMII.  The sole shareholder of RAMII is the David W. Mann.

Stock Ownership of Executive Officer and Directors

The table below sets forth certain information concerning the beneficial ownership, as of March 31, 2009, of our common stock by (1) each director, (2) the executive officer for whom compensation information is disclosed under the caption “Executive Compensation,” and (3) all of our Directors and executive officer as a group, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.  Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.

Security Ownership of Executive Officer and Directors
David W. Mann 800 Washington Ave. Waco, Texas 76109	331,428 (1)	82.4%
James Lee Motheral	-0-	-0-
Dr. Raymond A. Parker	-0-	-0-
Joseph Edward Walker	-0-	-0-
All Directors and executive officers as a group	331,428	82.4%

                (1) Consists of (i) the 102,898 shares owned directly by Holdings (see footnote 1 in “Security Ownership of Certain Beneficial Owners” table above), and (ii) the 228,530 shares owned directly by JRPM (see footnote 3 in “Security Ownership of Certain Beneficial Owners” table above).

Equity Compensation Plan Information

The Company does not maintain any compensation plans under which equity securities of the Company are authorized for issuance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers, controller, and beneficial owners of more than 10% of the Company’s common stock to file certain beneficial ownership reports with the Securities and Exchange Commission.  The Company is not aware of the failure by any of such persons to file timely any such report during 2008 or with respect to transactions occurring during 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Sale of the Assets of First Preference Mortgage Corp.

The sale of assets of FPMC to Citizens Mortgage Corporation is described in Item 1 of this report on Form 10-K.

Managerial and Accounting Services Provided by Security Bancshares Service Corp

Security Bancshares Service Corp (“SBSC”), a related entity, provides accounting and managerial services to other entities directly or indirectly owned or controlled by David W. Mann including the Company.  During 2008 and 2007, the Company paid $29,050 and $32,990 respectively, in fees for accounting and managerial services provided by SBSC.

Lease of 800 Washington Ave. Property

800 Washington Ave., Waco, Texas, is the principal office of the Company and its subsidiaries (including FPMC) and is owned by JRPM Investments, Ltd., a Texas limited partnership (“JRPM”) controlled by Mr. Mann and owned by Mr. Mann and trusts for his children.  In 2007 and 2008, SBSC leased the building from JRPM and subleased portions of the building to other entities directly or indirectly owned or controlled by David W. Mann including FPMC.  FPMC paid SBSC for use of part of the building in the total amounts of $0 and $1,232 during 2008 and 2007, respectively.

Exercise of Warrant

On March 28, 2007, JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share.  At the time of the loan, the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share.  The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  The note has been renewed and extended several times on the same terms and is currently payable in full on June 21, 2009.  During 2008 and 2007, the Company made payments of interest on the note aggregating $4,650 and $6,105 respectively, and payment of principal aggregating $40,000 and $45,000, respectively.

Loan Servicing Provided by First Financial Corporation for FFC Venture

During 2007 and 2008, the Company provided loan servicing on mobile home loans held by FFC Ventures, Inc., which is owned by David W. Mann.  The Company earns approximately $10 per loan payment received.  The Company received $886 in loan servicing fees from FFC Ventures in 2008 and $1,394 in 2007.

First Preference Mortgage Corporation Settlement

On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and beneficial owner of approximately 82.4% of the Company’s outstanding shares, and CitiMortgage entered into a settlement agreement to resolve the litigation initiated by CitiMortgage that is described in Item 3 of this Form 10-K.  The settlement agreement provides for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008, and thereafter bears interest at a rate of 9% per year.  The consent judgment is included in notes payable on the Company’s September 30, 2008, balance sheet.  The stay remained in effect until CitiMortgage received $600,000 in two payments of $300,000 each on March 31, 2008 and July 31, 2008, respectively, at which time the releases described below became effective.

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

Item 14.  Principal Accounting Fees and Services

The following table discloses the audit fees that Pattillo, Brown & Hill, L.L.P. billed the Company for audit services rendered for each of the last two fiscal years, as well as the fees for other professional services billed by Pattillo, Brown & Hill, L.L.P. in each of the last two fiscal years:

	2008	2007
Audit fees	$51, 400	$49, 768

Tax fees (1)	$9,700	$8,090

(1)   Consists of the preparation of federal and state tax returns in 2007 and 2008.

Item 15.  Exhibits, Financial Statement Schedules

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, First Financial Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FIRST FINANCIAL CORPORATION /s/ David W. Mann By: David W. Mann President, Chief Executive Officer and Chief Financial Officer Date: April 15, 2009

In accordance with requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David W. Mann	Date: April 15, 2009
David W. Mann, President, CEO, CFO and
Chairman of the Board
(Principal financial officer and
Principal accounting officer)

/s/ Jim Motheral	Date: April 15, 2009
Jim Motheral, Director

/s/ Joe Walker	Date: April 15 , 2009
Joe Walker, Director

/s/ Dr. Raymond Parker	Date: April 15, 2009
Dr. Raymond Parker, Director

S - 1

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

3.2

Articles of Amendment to Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

3.3	Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

10.1

Workout and Forebearance Agreement between First Preference Mortgage Corp. and CitiMortgage, Inc. dated August 9, 2005 (incorporated by reference to the Company’s current report on Form 8-K dated August 9, 2005).

10.2

Memorandum of Asset Purchase between First Preference Mortgage Corp. and Citizens Mortgage Corp. dated December 1, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2006).

10.3

Settlement Agreement and Mutual Release entered into March 28, 2008, by and among CitiMortgage, Inc., First Preference Mortgage Corporation and David W. Mann (incorporated by reference to the Company’s Annual Report on Form 10‑KSB for fiscal year ended December 31, 2007).

14.1	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10‑KSB for fiscal year ended December 31, 2003).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed with this Form 10-K).

32.1	Section 1350 Certification (filed with this Form 10-K).

E - 1

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

First Financial Corporation and Subsidiaries

            We have audited the accompanying consolidated balance sheet of First Financial Corporation (a Texas corporation) and Subsidiaries as of year-end December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corporation and Subsidiaries as of year-end December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that First Financial Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, First Financial Corporation suffered recurring losses from its mortgage operation that raises substantial doubt about the entity’s ability to continue as a going concern.  In 2006, First Financial Corporation discontinued its mortgage operation.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 15, 2009

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■ (254) 772-4901g FAX: (254) 772-4920 ■ www.pbhcpa.com

AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■ HILLSBORO, TX (254) 582-2583

TEMPLE, TX (254) 791-3460 ■ WHITNEY, TX (254) 694-4600 ■ ALBUQUERQUE, NM (505) 266-5904

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Financial Corporation and Subsidiaries

We have audited First Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■ (254) 772-4901g FAX: (254) 772-4920 ■ www.pbhcpa.com

AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■ HILLSBORO, TX (254) 582-2583

TEMPLE, TX (254) 791-3460 ■ WHITNEY, TX (254) 694-4600 ■ ALBUQUERQUE, NM (505) 266-5904

In our opinion, First Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of First Financial Corporation, and our report dated April 15, 2009, expressed an unqualified opinion.

April 15, 2009

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007

Cash and cash equivalents	$1,829	$82,769
Accounts receivable, net of allowance for bad debts	187	88,449
Marketable investment securities	216,081	1,371,507
Mortgage loans held-for-investment	992	5,080
Property and equipment, net of accumulated depreciation	-	2,160
Other assets	47,593	114,876
Total Assets	$266,682	$1,664,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Estimated reserve for indemnifications and early payment default losses	$2,610,011	$4,332,843
Accounts payable	164,827	37,186
Accrued expenses and other liabilities	303,163	124,721
Payables to related parties	2,525,000	14,252
Note payable	319,121	2,464,970
Total Liabilities	5,922,122	6,973,972

Stockholders' Equity
Common stock - no par value; authorized 500,000 shares; issued 402,058 shares	1,000	1,000
Additional paid-in capital	1,454,594	1,454,594
Retained earnings	(6,978,818)	(7,767,269)
Accumulated other comprehensive income:
Unrealized gain on marketable securities, net of tax	(132,216)	1,002,544
Total Stockholders' Equity	(5,655,440)	(5,309,131)

Total Liabilities and Stockholders' Equity	$266,682	$1,664,841

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008 AND 2007

REVENUE	2008	2007

Loan administration	$886	$1,394
Interest income	341	16,711
Realized gain (loss) on sale of mortgage loans	-	7,405
Realized gain (loss) on sale of securities	64,767	89,574
Oil and gas royalties	131,859	77,102
Other	580	9,324
Total Revenue	198,433	201,510
COST AND EXPENSES
Salaries and related expenses	103,621	147,614
Interest expense	179,819	10,293
Provision for losses under servicing agreements and other	(1,222,865)	1,050,153
Operating expenses:
Professional fees	288,666	546,867
Depreciation and amortization	17,511	35,276
General and administrative	43,230	81,287
Total Cost and Expenses	(590,018)	1,871,490
GAIN (LOSS) BEFORE INCOME TAXES AND
OTHER COMPREHENSIVE GAIN (LOSS)	788,451	(1,669,980)
INCOME TAXES
Current	-	-
Total Income Taxes	-	-
GAIN (LOSS) BEFORE OILIER COMPREHENSIVE GAIN (LOSS)	788,451	(1,669,980)
OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on marketable securities, net of tax	(1,134,760)	1,002,544
NET COMPREHENSIVE GAIN (LOSS)	$(346,309)	$(667,436)
GAIN (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$1.96	$(4.15)
NET COMPREHENSIVE GAIN (LOSS) PER COMMON SHARE	$(0.86)	$(1.66)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Unrealized Gain (Loss)	Treasury Stock	Total
BALANCE, DECEMBER 31, 2006	$1,000	$1,454,594	$(6,097,289)	$757,811	$-	$(3,883,884)

COMPREHENSIVE LOSS

Net loss	-	-	(1,669,980)	-	-	(1,669,980)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	-	-	-	244,733	-	244,733

Total Comprehensive Loss						(1,425,247)

BALANCE, DECEMBER 31, 2007	1,000	1,454,594	(7,767,269)	1,002,544	-	(5,309,131)

COMPREHENSIVE LOSS

Net gain	-	-	788,451	-	-	788,451

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	-	-	-	(1,134,760)	-	(1,134,760)

Total Comprehensive Loss						(346,309)

BALANCE, DECEMBER 31, 2008	$1,000	$1,454,594	$(6,978,818)	$(132,216)	$-	$(5,655,440)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$788,451	$(1,669,980)
Adjustments to reconcile net gain (loss) to
net cash used by operating activities:
Depreciation and amortization	17,511	35,276
Provision for losses plus recoveries	(1,722,832)	1,050,153
Net recoveries	-	170,023
(Increase) decrease in accounts receivable	88,262	8,236
Increase (decrease) in accounts payable and other accruals	306,083	(78,006)
Mortgage loans sold	-	5,990
(Increase) decrease in other assets	51,932	298,066

NET CASH USED BY OPERATING ACTIVITIES	(470,593)	(180,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable investment securities, available-for-sale	(64,766)	(257,759)
Sale of marketable investment securities	20,665	-
Principal received on mortgage loans	4,088	4,949
Sale/disposition of property and equipment	-	(15,352)
Gain/(loss) on sale of securities	64,767	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	24,754	(268,162)

CASH FLOWS FROM FINANCING ACTIVITIES Net change in short-term borrowings	-	68,142
Proceeds from note payable	404,899	-
Payments on note payable	(40,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	364,899	68,142

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,940)	(380,262)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	82,769	463,031

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,829	$82,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Interest paid	$6,088	$9,427

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Description of Business

                  First Financial Corporation (“the Company”) was incorporated in the State of Texas in 1964.  The primary business of the Company, both directly or through its subsidiaries, was the origination and servicing of residential mortgage and manufactured home loans, engaging in insurance activities, and providing consulting and data processing services to related companies.  As of December 31, 2008, the Company had two wholly-owned subsidiaries, First Preference Mortgage Corporation (“FPMC”) and First Advisory Services, Inc. (“FAS”).  FPMC also had a wholly-owned subsidiary, First Financial Information Services, Inc. (“FFIS”).  As discussed in Note 3, FPMC and FFIS discontinued operations in 2006.  As of December 31, 2008, the majority of the Company’s assets are investment securities and the majority of the Company’s liabilities are notes payable and reserves for losses related to the discontinued mortgage operation.

            Basis for Financial Presentation

                  The Company’s financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing those financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period.  Actual results could differ significantly from those estimates.  Operating results for the year ended December 31, 2008, are not necessarily indicative of the results for any future period.

            Principles of Consolidation

                  The accompanying consolidated financial statements include the financial statements of First Financial Corporation, and all of its wholly-owned and majority owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in the consolidation.  For the year ended December 31, 2008, all subsidiaries are wholly-owned; therefore, no minority interest is reported.

            Cash Equivalents

                  For the purposes of the 2008 and 2007 consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the estimated losses for loan indemnifications and early payment defaults, valuation of investment securities, and reserve for losses under insurance policies.

2.         GOING CONCERN

FPMC recorded a net income of $788,451 and a net loss of $1,669,980 for the years ended December 31, 2008 and 2007, respectively.  FPMC discontinued its mortgage operation in April 2006.  Net losses for FPMC represent virtually all of the Company’s net losses in prior years.  Losses in FPMC have created a substantial negative stockholders’ equity in the Company.

(continued)

2.         GOING CONCERN (Continued)

FPMC’s losses are directly related to the reserves for indemnifications on loans previously sold to investors.  Effective January 30, 2008, FPMC entered into a Settlement and Mutual Release Agreement with CitiMortgage, Inc. (“CMI”) whereby FPMC consented to the entry of judgment in favor of CMI in the amount of $2,500,000.  This amount is less than the estimated reserve for loan losses on loans sold to CMI.  Therefore, subsequent to the entry of judgment, FPMC reported a reverse provision for loan losses by the amount in excess of the agreed judgment.  This reverse provision resulted in FPMC reporting a net income for the year ended December 31, 2008.

Despite the reported net income, the Company maintains a negative stockholder’s equity in the amount of $5,655,440 and $5,309,131 as of December 31, 2008 and 2007, respectively.  Therefore, the financial condition of FPMC continues to create an uncertainty about the Company’s ability to continue as a going concern.

3.         DISCONTINUED OPERATIONS

On December 1, 2006, FPMC and Citizens Mortgage Corporation (“CMC”) executed an agreement entitled Memorandum of Asset Purchase (the “Agreement”) under which FPMC sold to CMC substantially all of its furniture, fixtures, and equipment and its retail and wholesale loan production operations and going concern value for a purchase price of $333,873.  FPMC discontinued its loan production operation.  Under the terms of the sale, CMC paid FPMC $78,873 in cash and executed a note payable to FPMC in the amount of $255,000.  CMC made the prescribed quarterly payment on this loan and on December 27, 2007, paid off the remaining principal balance owed on this loan.

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

 5.        LOAN ADMINISTRATION

            The Company was servicing loans owned by institutional investors.  The Company was also servicing loans owned by the Company’s wholly-owned subsidiary, First Preference Mortgage Corporation.  Due to the uncollectability of the servicing assets, the Company charged-off all of these assets against the reserve in 2005.  The remaining loans serviced by the Company are owned by the Company totaling approximately $992 at December 31, 2008.

 6.        MARKETABLE INVESTMENT SECURITIES

            Marketable investment securities at December 31, 2008 and 2007, consist of:

		Gross
	Amortized	Unrealized	Fair
December 31, 2008	Cost	Gain/(Loss)	Value

Available-for-sale:
Equity securities	$348,297	$(132,216)	$216,081

Total Investment Securities	$348,297	$(132,216)	$216,081

		Gross
	Amortized	Unrealized	Fair
December 31, 2007	Cost	Gain/(Loss)	Value

Available-for-sale:
Equity securities	$368,962	$1,002,545	$1,371,507

Total Investment Securities	$368,962	$1,002,545	$1,371,507

            The equity securities is comprised primarily of one, high-risk, small cap stock.  Due to the nature of this one stock, the fluctuation in fair value of this stock will likely be very volatile.  The gross unrealized gain/(loss) for the years ended 2008 and 2007 relating to investment securities available-for-sale is $(132,216) and $1,002,545, respectively.

7.         RESERVE FOR POSSIBLE LOAN INDEMNIFICATION AND EARLY PAYMENT DEFAULT LOSSES

            Changes in the reserve for possible loan indemnification and early payment default losses are as follows:

	2008	2007

Balance, beginning of period	$4,332,843	$3,120,281
Reverse provisions	(1,638,832)	-
Provision charged to income	-	1,050,153
Loans charged-off	(84,000)	(7,614)
Recoveries	-	170,023

Balance, end of period	$2,610,011	$4,332,843

 8.        PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2008 and 2007:

	December 31,	Estimated
	2008	Useful Lives

Equipment, furniture and fixtures	$149,824	3 to 10 years

Less accumulated depreciation	(149,824)

	$-

	December 31,	Estimated
	2007	Useful Lives

Equipment, furniture and fixtures	$149,824	3 to 10 years

Less accumulated depreciation	(147,664)

	$2,160

9.         OIL AND GAS LEASE AND ROYALTY INCOME

The Company has owned oil and gas mineral interest for many years without receiving any royalty income.  The leases were considered to have no value and therefore, are included in other assets at a value of $1.  Beginning in 2005, the Company entered into a couple of oil and gas lease leases from which the Company began receiving royalty income.  The Company received oil and gas royalties in the amount of $49,839 and $77,012 for the years ended December 31, 2008 and 2007, respectively.  In addition, the Company entered into two Paid Up Oil and Gas Leases in 2008 from which it received oil and gas lease payments totaling $85,020.

10.       LEASES

            In conjunction with the discontinued operation of FPMC in 2006, the Company discontinued all equipment leases and significantly reduced the amount of office space leases.

            The rental expense for office space and storage was $4,300 and $15,032 for 2008 and 2007, respectively.

11.       FINANCING AGREEMENTS

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development (“HUD”) in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the net present value of the obligation and reduced the amount of the loan loss reserve.  The obligation carries an interest rate of 1.0% and is payable in 24 monthly installments.  The note balance and repayment terms were amended in 2005 and 2006 to increase the obligation due to additional indemnification claims.  As of December 31, 2008 and 2007, the principal balance of this obligation was $319,121 and $315,938, respectively.  FPMC is in default on the repayment terms of this obligation.  HUD has assigned the collection of this obligation to a to a collection agency.  Thus far, no legal action has been initiated for collection of the debt.  FPMC does not intend to pay the obligation in hopes that a settlement can be reached.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. (“CMI”).  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation.  FPMC booked a note payable to CMI for the net present value of the remaining balance of the obligation and reduced the amount of the loan loss reserve.  The agreement called for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  FPMC defaulted on the repayment terms of this obligation and CMI initiated legal action against FPMC for collection of the debt.

On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer, and principal beneficial owner of the Company’s outstanding shares, and CMI entered into a settlement agreement to resolve the litigation initiated by CMI.  The settlement agreement called for the entry of a consent judgment in favor of CMI against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008.  The stay remained in effect until CMI received $600,000 in two payments of $300,000 each, on or before March 31, 2008 and July 31, 2008, respectively.  Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries), made the required payments totaling $600,000 to CMI and the judgment was assigned by CMI to Mr. Mann.

On March 28, 2007, the Company executed a Promissory Note payable to JRPM in the amount of $110,000.  This the terms of this note, which was secured by 82,143 shares of Inspiration Mining Corporation (“ISM”) common stock, called for interest (9.5%) and principal to be paid on or before July 25, 2007.  On July 31, 2007, the Company paid accrued interest on the loan and the unpaid balance was paid down to $105,000.  The note was renewed and extended under the same terms and conditions until October 31, 2007.  On October 31, 2007, the Company paid accrued interest on the loan and the unpaid balance was paid down to $65,000.  The note was renewed and extended under the same terms and conditions until April 22, 2008.  On July 18, 2008, the Company paid accrued interest on the loan and the unpaid balance was paid down to $25,000.  On October 18, 2008, the note was renewed and extended under the same terms and conditions until January 21, 2009.  As of December 31, 2008, the unpaid balance of the loan was $25,000.  The loan has been extended twice since year-end and has a current maturity date of June 21, 2009.

12.       RELATED PARTY TRANSACTIONS

In 2006, FPMC sold assets and mortgage loan operations to Citizens Mortgage Corporation.  Terms of this sale are described in Note 3.  FPMC recorded related party accounts receivables in the amount of $2,073,144 and $2,073,144 for the years ended December 31, 2008 and 2007, respectively.  The receivables had been recorded in culmination of prior years for amounts expected to be received from the parent upon utilization of the net operating loss carryforwards.  The Company has recorded identical amounts as inter-company accounts payable.  In 2007, the Company and its subsidiaries stopped recording the intercompany receivables and payables related to net operating losses.  Due to the going concern issue discussed in Note 2, FPMC has reserved this entire amount resulting in a $0 balance for related party accounts receivable and the Company has reserved the entire amount.

Prior to discontinuing operations in April 2006, FPMC leased real estate at 800 Washington Ave., Waco, Texas, from JRPM Investments, Ltd. (“JPRM”), a related party through common ownership.  In May 2006, the FPMC lease was terminated and Security Bancshares Service Corp. (“SBSC”), a related entity by common ownership, began leasing the property from JRPM and subleasing portions of the building to other entities directly or indirectly owned or controlled by David W. Mann, including FPMC.  FPMC paid SBSC for use of part of the building in the total amounts of $0 and $1,232 during 2008 and 2007, respectively.  FPMC also paid SBSC for advisory services in the amount of $29,050 and $32,990 during 2008 and 2007, respectively.

On March 28, 2007, JRPM loaned the Company $110,000 in order to fund the Company's exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation ("IMC") at a price of $0.450 CAD per share, or $.0389 USD per share.  At the time of the loan, the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share.  The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  The note has been renewed and extended several times on the same terms and is currently payable in full on June 21, 2009.  During 2008, the Company recorded interest expense on the note aggregating $4,650 and payments of principal aggregating $40,000.

During 2007 and 2008, the Company provided loan servicing on mobile home loans held by FFC Venture.  The Company earns approximately $10 per loan payment received.  The Company generated $886 in loan servicing fees in 2008 as compared to $1,394 in 2007.

On March 25, 2008, CitiMortgage (“CMI”), FPMC and Mr. Mann entered into a Settlement Agreement to resolve litigation initiated by CMI.  The terms of the Settlement Agreement called for a consent judgment against FPMC in the amount of $2,500,000.  The Settlement Agreement called for CMI to receive two payments of $300,000 each on or before March 31, 2008 and July 31, 2008, respectively.  CMC, who purchased the mortgage operation from FPMC, paid $200,000 of the March 31, 2008, payment and $100,000 was paid by Mr. Mann and other entities controlled by him.  Mr. Mann and other entities controlled by him made the second $300,000 payment on or before the required due date of July 31, 2008.  In addition, the terms of the settlement allowed for the transfer of the consent judgment to Mr. Mann upon payment of the entire $600,000.  See Note 14, Litigation Settlement, for details of the settlement.

(continued)

12.       RELATED PARTY TRANSACTIONS (Continued)

Upon final settlement payment to CMI, FPMC recorded a note payable to Mr. Mann for the $2,500,000 judgment.  As of December 31, 2008, FPMC has recorded $171,983 in interest expense to Mr. Mann on the $2,500,000 obligation.

In conjunction with the Settlement Agreement to resolve litigation initiated by CMI, Mr. Mann incurred legal fees in 2008 on behalf of FPMC.  FPMC has accrued liabilities payable to Mr. Mann for legal expenses totaling $115,437 related to the CMI litigation and settlement.

FAS incurred salary expense to Mr. Mann in the amount of $100,000 in 2008.

13.       INCOME TAXES

            The provision for income taxes consists of the following components at December 31, 2008 and 2007.

	2008	2007

Income tax expense computed
at corporate federal rate	$273,251	$(570,382)

Change in reserve for deferred tax asset	(273,251)	570,382

	$-	$-

Although the Company reported a net gain for 2008, the Company has a substantial net operating loss carryforward from prior years.  Therefore, no income tax expense is reported for 2008 but an adjustment has been made to the consolidated unused net operating loss carryforward.

            The deferred tax benefit in the accompanying balance sheet at December 31, 2008, includes the following components:

Deferred tax benefit attributable to net
operating loss carryforwards	$5,852,226

Deferred tax benefit attributable to reserve
for losses	887,404

Deferred tax benefit applicable to unrealized
loss on investment securities	44,953

Deferred tax asset valuation allowance	(6,784,583)

Net deferred tax asset	$-

            A valuation allowance has been provided for substantially all future benefits available for tax purposes due to the trend of historical losses of the Company and the unlikely possibility of future realization.  The net deferred tax asset relates to benefits available at a subsidiary level where an unconsolidated return is filed.

            At December 31, 2008, for federal income tax purposes, the Company has consolidated unused net operating loss carryforwards of approximately $17.2 million which expire in 2012 through 2027.

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

In January 2005, FPMC entered into a repayment plan with the Department of Housing and Urban Development (“HUD”) in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the amount of the obligation and reduced the amount of the loan loss reserve.  The obligation was payable in 24 monthly installments.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  Increases in the amount of the obligation were offset by reductions in the amount of the loan loss reserve.  On December 31, 2008, the amount of the obligation, including interest, had increased to $319,121.  FPMC is in default on the repayment terms of this obligation. (See Note 11 – HUD.)

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage, Inc. (“CMI”).  Under the terms of this agreement, FPMC agreed to pay CMI a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CMI to EMC Mortgage Corporation, reducing the balance of the obligation to $1,463,066.  The loan loss reserve was further reduced by this amount.  The agreement called for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The agreement also allowed CMI to revise the settlement amount based on loss reimbursement statements sent by CMI to FPMC.  Increases in the amount of the obligation were offset by reductions in the amount of the loan loss reserve.  FPMC defaulted on the repayment of this obligation and CMI initiated legal action against FPMC for collection of the debt.  On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer, and principal beneficial owner of the Company’s outstanding shares, and CMI entered into a settlement agreement to resolve the litigation initiated by CMI.  The settlement agreement called for the entry of a consent judgment in favor of CMI against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008.  The stay remained in effect until CMI received $600,000 in two payments of $300,000 each, on or before March 31, 2008 and July 31, 2008, respectively, from Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  Both payments totaling $600,000 were made to CMI as required under the agreement and the judgment was assigned by CMI to Mr. Mann.   Upon completion of the CMI settlement, FPMC recorded a note payable in the amount of $2,500,000 and made a reverse provision to the loan loss reserve to reduce the potential liability to CMI to $0.

(continued)

14.       COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification of Mortgage Loans Sold (Continued)

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

During 2007, the Company recorded provisions for losses in the amount of $1,050,153, charge-offs of $7,614, and recoveries of $170,023, resulting in a loan loss reserve in the amount of $4,332,843 at December 31, 2007.  During 2008, the Company recorded reverse provisions for losses in the amount of $1,638,832, in conjunction with the CitiMortgage settlement, and charge-offs of $84,000, resulting in a loan loss reserve in the amount of $2,610,011 at December 31, 2008.

            Litigation Settlement

On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer and principal beneficial owner of the Company’s outstanding shares, and CitiMortgage, Inc. (“CitiMortgage”) entered into a settlement agreement to resolve the litigation initiated by CitiMortgage that is described in Item 3 of this Form 10-KSB.  The settlement agreement provided for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008.  The stay remained in effect until CitiMortgage received $600,000 in two payments of $300,000 each on or before March 31, 2008 and July 31, 2008, respectively, at which time the releases described below will become effective.

The first $300,000 payment was made on March 31, 2008, by Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries).  The second $300,000 payment was paid by Mr. Mann or entities of which he is a principal owner (other than the Company and its subsidiaries).  Upon CitiMortgage’s receipt of the July 31, 2008, payment, CitiMortgage assigned the $2,500,000 judgment against FPMC to Mr. Mann.

No petition in bankruptcy has been filed with respect to FPMC or any party making a payment in the settlement and no finding has been made by a court or arbitrator that Mr. Mann, FPMC or its officers, directors or shareholders engaged in any fraudulent or other transfer of assets in defraud of CitiMortgage or other creditors, within 91 days after the July 31, 2008, payment.  Therefore, the litigation has been permanently dismissed and Mr. Mann, FPMC, the Company, and all related parties have been released from all claims that CitiMortgage made, or could have made, in the litigation.  The $2,500,000 consent judgment against FPMC, which has not been released in the releases given by CitiMortgage, bears interest at the rate of 9% per annum from date of entry and, upon its assignment to Mr. Mann, is enforceable by him against FPMC.

(continued)

14.       COMMITMENTS AND CONTINGENCIES (Continued)

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

            Information concerning the Company’s operations in different segments follows:

	Mortgage	Corporate
	Banking	and Other	Consolidated

For the Year Ended 12/31/08

Revenue	$886	$197,547	$198,433
Operating profit (loss)	840,383	(36,702)	803,681
Identifiable assets	108,402	257,279	365,681
Depreciation/amortization	-	17,511	17,511

For the Year Ended 12/31/07

Revenue	$17,125	$176,771	$193,896
Operating profit (loss)	(1,650,893)	(26,702)	(1,677,595)
Identifiable assets	288,425	1,376,416	1,664,841
Depreciation	-	35,276	35,276

16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

            Cash and Cash Equivalents

                   The fair value of cash and cash equivalents approximates the carrying value because of the short time until realization of these amounts.

(continued)

16.       FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

            Accounts Receivable and Payable

                   The fair value of accounts receivable and accounts payable approximates the carrying value because of the short time until realization of those balances.

            Mortgage Loans Held-for-Investment

                   Mortgage loans held-for-investment are net of any discounts.  The fair value of the balance is based upon discounted cash flows at the market rate of interest for similar loans.  The values of these loans at December 31, 2008, are:

	Carrying	Market
	Value	Value

Mortgage loans held-for-investment	$992	$992

17.       EARNINGS PER SHARE

The average number of common shares outstanding during 2008 and 2007 was 402,058 and 402,058, respectively.

The net income from continuing operations was $788,451 for the year ended December 31, 2008, and the loss from continuing operations was $1,669,980 for the year ended December 31, 2007.  This resulted in an income/(loss) per common share from continuing operations of $1.96 and $(4.15), respectively.

18.       CONCENTRATIONS OF CREDIT RISK

            The Company maintains cash balances at primarily one depository institution.  Cash accounts at this institution are insured by the FDIC for up to $250,000 for each account.  Amounts in excess of insured limits were approximately $0 at December 31, 2008.

