Form 10-Q
period 2009-03-31
FIRST FINANCIAL CORP /TX/
filed 2009-05-20
CIK 36315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

                As of April 30, 2009, there were 402,058 shares of common stock outstanding.

FORM 10-Q

FIRST FINANCIAL CORPORATION

March 31, 2009

INDEX

Part I Financial Information	Page No.

Item 1. Financial Statements

Consolidated Balance Sheets	1
as of March 31, 2009 and December 31, 2008

Consolidated Statements of Income	2
for the Three-Months ended
March 31, 2009 and 2008

Consolidated Statements of Cash Flow	3
for the Three-Months
ended March 31, 2009 and 2008
Notes to Consolidated Financial	4
Statements

Item 2. Management's Discussion and Analysis	7
of Financial Condition
And Results of Operations

Item 3. Controls and Procedures	10

Part II Other Information

Item 3. Default Upon Senior Securities	10

Item 6. Exhibits	11

Item 1. Financial Statements
First Financial Corporation
Consolidated Balance Sheet
As of March 31, 2009 and December 31, 2008
(Unaudited)

	3/31/2009	12/31/2008
Assets
--------------------------------------
Cash and cash equivalents	$1,909	$1,829
Accounts receivable	188	187
Marketable investment securities	179,439	216,081
Mortgage loans	636	992
Property and equipment	-	-
Prepaid expense and other assets	43,354	47,593

Total Assets	$225,526	$266,682

Liabilities and Stockholders' Deficit
--------------------------------------
Estimated reserve for indemnifications and early payment default losses	2,610,011	2,610,011
Accounts payable	173,792	164,827
Accrued expenses and other liabilities	394,850	303,163
Notes payable to related parties	2,525,000	2,525,000
Notes payable	319,908	319,121

Total Liabilities	6,023,562	5,922,122

Stockholders' deficit:
Common stock - no par value; authorized
2,000,000 shares; issued 402,058 shares	1,000	1,000
Additional paid-in capital	1,454,594	1,454,594
Retained earnings	(7,087,207)	(6,978,818)
Accumulated other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(166,423)	(132,216)

	(5,798,036)	(5,655,440)
Less: Treasury stock - at cost	-	-

Total Stockholders' Deficit	(5,798,036)	(5,655,440)

Total Liabilities and Stockholders' Deficit	$225,526	$266,682

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statements of Income
Three months ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,

	2009	2008

Revenues:
Loan administration	$246	$260
Interest income	20	127
Oil and gas royalties	5,662	68,096
Net gain from sale of securities	985	-
Total Revenues	6,912	68,483

Expenses:
Salaries and related expenses	28,148	27,471
Interest expense	56,861	2,349
Provision for loan losses	-	-
Professional fees and other administrative expenses	30,292	154,290
Total Expenses	115,301	184,111

Income (loss) before provision for income taxes
and other comprehensive gain (loss)	(108,389)	(115,628)

Federal income taxes	-	-
Gain (loss) before other comprehensive gain (loss)	(108,389)	(115,628)

Other comprehensive gain (loss):
Unrealized holding gains (losses)	(34,208)	(410,158)
Net comprehensive gain (loss)	$(142,597)	$(525,785)

Gain (loss) per common share from continuing operations	$(0.27)	$(0.29)

Net comprehensive income (loss) per common share	$(0.35)	$(1.31)

See accompanying notes to consolidated financial statements.

First Financial Corporation
Consolidated Statement of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(108,389)	$(115,628)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Depreciation	-	1,910
Provision for loan losses	0	(415,968)
Loan and insurance losses paid	-	-
Realized (gains) losses on marketable investment securities	(985)	-
Gain on sale of real estate held for investment	-	-
Net (increase) decrease in accounts receivable	(1)	(187)
Net (increase) decrease in other assets	4,239	35,926
Net increase (decrease) in accounts payable	8,965	17,971
Net increase (decrease) in other liabilities	91,687	20,349
Mortgage loans sold	-	1,072
Other

Net cash provided (used) for operating activities	(4,483)	(454,555)

Cash flows from investing activities:
Net (increase) decrease in notes receivable	-	-
Proceeds from sale of marketable investment securities	3,420	-
Purchases of marketable investment securities	-	-
Proceeds from sale of real estate held for investment	-	-
Purchase of property and equipment	-	-
Principal collections on mortgage loans	356	-
(Increase) decrease in deferred gain on sale of property & equipment	-	-

Net cash provided (used) for investing activities	3,776	-

Cash flows from financing activities:
Net change in short term borrowings	-	-
Proceeds from notes payable	787	416,757
Payments on notes payable	-	-
Proceeds from additional paid-in capital	-	-
Proceeds from sale of treasury stock	-	-

Net cash used for financing activities	787	416,757

Net increase (decrease) in cash and cash equivalents	80	(37,798)
Cash and cash equivalents at beginning of year	1,829	82,769

Cash and cash equivalents at end of period	$1,909	$44,971

Supplemental Disclosure of Cash Flow Information
Interest Paid	$56,861	$2,349

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

The results of operations and changes in cash flow for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future period.

Certain reclassifications were made to prior periods to ensure comparability with the current period.

2 – Going Concern

First Preference Mortgage Company (“FPMC”), which had been the Company’s principal operating subsidiary, discontinued its mortgage operation in April 2006, after which the Company had no significant source of income.

The Company recorded net losses for the years ended December 31, 2004 through 2007 and would have recorded a net loss for the year ended December 31, 2008 but for the reversal of a provision for loan losses resulting from the entry of a judgment in favor of CitiMortgage, Inc. (“CitiMortgage”) that was less than the reserve that had been established for loan losses on loans sold to CitiMortgage.  As of March 31, 2009 and December 31, 2008, the Company had negative stockholders’ equity in the amounts of $5,798,036 and $5,655,440, respectively.  The financial condition of the Company and its lack of significant income producing assets continue to create an uncertainty about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if FPMC or the Company is unable to continue as a going concern.

3 – Discontinued Operations

In 2005 and 2006, FPMC lost its sources of funding for its mortgage origination activities upon the termination of its mortgage warehouse line of credit and loan participation agreements with commercial banks and its ineligibility to participate in mortgage insurance programs sponsored by the Department of Housing and Urban Development (“HUD”).  No new mortgage loans have been funded since April 28, 2006.

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

4 – Notes Payable

In January 2005, FPMC entered into a repayment plan with HUD in the amount of $194,014 for the settlement of various claims.  FPMC booked a note payable to HUD for the net present value of the obligation and reduced the amount of the loan loss reserve.  The obligation carries an interest rate of 1.0% and is payable in 24 monthly installments.  The note balance and repayment terms were amended in 2005 and 2006 to increase the obligation due to additional indemnification claims.  As of March 31, 2009 and December 31, 2008, the total balance of principal and interest due this obligation was $319,908 and $319,121, respectively.  FPMC is in default on the repayment terms of this obligation.  HUD has assigned the collection of this obligation to a to a collection agency.  Thus far, no legal action has been initiated for collection of the debt.  FPMC does not intend to pay the obligation in hopes that a settlement can be reached.

In July 2005, FPMC entered into a Workout and Forbearance Agreement with CitiMortgage.  Under the terms of this agreement, FPMC agreed to pay CitiMortgage a total of $6,618,793.  FPMC was required to make an initial down payment of $254,544 which was charged against the loan loss reserve.  The obligation was further reduced by FPMC causing the discounted sale of active non-defaulted loans from CitiMortgage to EMC Mortgage Corporation.  FPMC booked a note payable to CitiMortgage for the net present value of the remaining balance of the obligation and reduced the amount of the loan loss reserve.  The agreement called for FPMC to make monthly payments, increasing quarterly, to be paid in full by December 31, 2008.  The note balance and repayment terms were amended in 2006 and 2005 to increase the obligation due to additional indemnification claims.  FPMC defaulted on the repayment terms of this obligation and CMI initiated legal action against FPMC for collection of the debt.

On March 25, 2008, FPMC, David W. Mann, the President, Chief Executive Officer, and principal beneficial owner of the Company’s outstanding shares, and CitiMortgage entered into a settlement agreement to resolve the litigation initiated by CitiMortgage.  The settlement agreement called for the entry of a consent judgment in favor of CitiMortgage against FPMC in the amount of $2,500,000 and a stay of the action against the defendants.  The consent judgment was entered by the court on March 27, 2008.  The stay remained in effect until CitiMortgage received $600,000 in two payments of $300,000 each, on or before March 31, 2008 and July 31, 2008, respectively.  Mr. Mann and other entities of which he is a principal owner (other than the Company and its subsidiaries), made the required payments totaling $600,000 to CitiMortgage and the judgment was assigned by CitiMortgage to Mr. Mann.

On March 28, 2007 JRPM loaned the Company $110,000 in order to fund the Company’s exercise of a warrant held by the Company to purchase 246,429 shares of Inspiration Mining Corporation (“IMC”) at a price of $0.450 CAD per share, or $.0389 USD per share.  At the time of the loan the closing price of the IMC shares on the Toronto Stock Exchange was $3.12 CAD per share, or $2.69 USD per share. The $110,000 loan is represented by a promissory note that bears interest at 9.5% per year, was originally payable in full as to principal and interest on July 25, 2007, and is secured by a pledge of 82,143 of the IMC shares.  Through March 31, 2009, $10,755 of interest and $85,000 of principal have been paid on the note.  On that date the principal balance of the note had been reduced to $25,000 and the repayment date has been extended to June 21, 2009.  Interest on the note continues to accrue at 9.5% per year.

5 – Authorized Shares

In an Amendment to the Articles of Incorporation that became effective December 31, 2008, the authorized capital stock of the Company was increased to 2,000,000 shares.

6 - Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period.

7 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the loan loss reserve for financial and income tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.  As of December 31, 2008, the Company had approximately $17.2 million in available net operating loss carryforward benefits for financial statement purposes to offset future income, if any.  A valuation allowance has been provided for all tax benefits; therefore, no asset is reflected on the Company’s balance sheet for the net operating loss carryforward benefits.

8 - Contingencies

In the ordinary course of FPMC’s mortgage business, prior to its discontinuance in April, 2006, FPMC sold loans to institutional investors without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan.  In addition, mortgage loans sold to investors were subject to repurchase or indemnification if the loans became a specified number of months delinquent within a specified period of time after the loans were sold (i.e., early payment default).  When a loan sold to an investor without recourse failed to perform, the investor would typically review the loan file to determine whether defects in the origination process occurred.  If a defect was identified, FPMC would be required to either repurchase the loan or indemnify the investor for losses sustained.  If there were no defects, FPMC had no commitment to repurchase the loan.  FPMC has accrued for this potential loss exposure.  At March 31, 2009, the estimated reserve for indemnifications and early payment default losses of the Company was $2,610,011.  The CitiMortgage litigation was dismissed in its entirety on November 4, 2008.  The settlement is described further in Note 4.

FPMC is in default on the repayment terms of its notes payable to HUD and hopes to reach a settlement.  This obligation is described further in Note 4.

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

During 2008, the Company recorded reverse provisions for losses in the amount of $1,638,832, in conjunction with the CitiMortgage settlement, and charge-offs of $83,999, resulting in a loan loss reserve in the amount of $2,610,011 at December 31, 2008 and at March 31, 2009.  No loans have been funded since April 28, 2006, but the Company is at risk under certain of its agreements with these investors for credit losses and cost of foreclosure on default of the borrower.  FPMC calculates the loan loss reserve based on historical loan losses, current claims against FPMC, and recoverability of losses under FPMC’s Errors and Omissions insurance policy as well as other factors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had a loss before other comprehensive gain (loss) of $108,389 for the three months ended March 31, 2009 compared to a loss of $115,628 for the same period in 2008.  The total expenses during the three months ended March 31, 2009 were $115,301 as compared to $184,111 for the same period last year.

Loan administration revenues were $246 for the first three months of 2009 compared to $260 for the same period of 2008.  Interest income for the three months ended March 31, 2009 amounted to $20 compared to $127 for the same period in 2008.  Because of the discontinuance of FPMC’s mortgage operations, the Company’s loan administration revenues and interest income will continue to be insignificant.

Oil and gas royalties for the three months ended March 31, 2009 amounted to $5,662 compared to $68,096 for the same period in 2008.  The Company received a $60,020 oil and gas lease bonus in the first quarter of 2008.  Oil and gas royalties fluctuate with oil and gas prices and the amount of production from the properties covered by the royalties.  The lease bonus is not expected to recur.

Net gain from sale of securities for the three months ended March 31, 2009 was $985 compared to zero for the same period in 2008.

Other comprehensive gain (loss) consists of unrealized holding gains (losses) on marketable investment securities.  Unrealized holding losses for the three months ended March 31, 2009 amounted to $34,208 compared to losses of $410,158 for the same period in 2008.  Most of the volatility is attributable to the change in the market value of shares of stock of a Canadian mining company, Inspiration Mining Corporation, which is traded on the Toronto Stock Exchange.

Salaries and related expenses were $28,148 for the three months ended March 31, 2009 compared to $27,471 for the same period in 2008.

Interest expense for the three months ended March 31, 2009 was $56,861 compared to $2,349 for the same time period in 2008.  The increase in interest expense is due to the $2,500,000 consent judgment entered into in connection with the settlement of the CitiMortgage Litigation described in Note 4 to the financial statements filed with this report.  The judgment bears interest at a rate of 9% per year.

Professional fees and other administrative expenses for the three months ended March 31, 2009 amounted to $30,292 compared to $154,290 for the same period in 2008.  This is primarily due to a decrease in legal fees.  Legal fees were $9,330 in the first quarter of 2009 compared to $103,820 in 2008.

During the quarters ended March 31, 2009 and March 31, 2008, FPMC did not record a provision for loan losses, indemnifications and early default losses.   At March 31, 2009, the reserve for loan losses amounted to $2,610,011 compared to $3,916,875 at March 31, 2008.  During the last quarter of 2008, FPMC recorded a reverse provision for loan losses of $1,222,865 and loss chargeoffs of $83,999 resulting in a net decrease to the reserve for loan losses of $1,306,864 from March 31, 2008 to March 31, 2009.  The reverse provision for loan losses recorded in 2008 was largely the result of the settlement of the CitiMortgage litigation settlement described in Note 4.  No loans have been funded since April 28, 2006, but the Company is at risk under certain of its agreements with the purchasers of loans it originated for credit losses and cost of foreclosures on default of the borrowers.

Financial Condition

At March 31, 2009, the Company's total assets were $225,526 compared to $266,682 at December 31, 2008 and $1,178,161 at March 31, 2008.  The decrease in total assets is primarily due to the decreased value of marketable investment securities of $179,439 and $961,349 compared to March 31, 2009 and March 31, 2008, respectively.  The Company’s primary source of potential value is its net operating loss carryforward in the amount of approximately $17.2 million which, in circumstances permitted by United States federal income tax laws and regulations, could be available to shelter taxable income produced by the operations of certain entities if those operations and the Company’s operations were combined.  Under those laws and regulations, entities that could make maximum use of the Company’s net operating loss carry forwards would be those controlled by David W. Mann.  As reflected in the financial statements, the stockholders’ deficit of the Company was $5,798,036 at March 31, 2009, $5,655,440 at December 31, 2008, and $5,834,919 at March 31, 2008.

Liquidity and Capital Resources

As of April 28, 2006, FPMC’s mortgage operations, its primary source of revenue ceased.  Further discussion can be found under “Liquidity and Capital Resources” in the 10-KSB filed by the Company on April 16, 2007 for the year ended December 31, 2006.

On a consolidated basis, cash and cash equivalents were $1,909 at March 31, 2009. On that date the Company had an accumulated deficit (that is, total liabilities in excess of total assets) of approximately $5.8 million.

At this time, management does not intend to cause the Company or FPMC to seek protection under the bankruptcy laws, but intends to seek settlements with creditors, to the extent that such settlements are in the best interest of the Company, as part of the orderly winding down of FPMC’s business.  FPMC has reached settlements with Washington Mutual and has settled the litigation with CitiMortgage, as reported in Note 4 to the financial statements filed with this report.  If its other creditors can be satisfied, FPMC may retain some residual value that will be preserved for shareholders.  It is entirely possible, however, that this process will be unsuccessful, in which case FPMC, the Company or both may have to seek protection under the bankruptcy laws or may be forced into involuntary bankruptcy by creditors.  If that occurs, the Company’s common stock would be likely to have no value.

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

Item 3. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. The evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, Mr. Mann, the Chief Executive Officer and the Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures are effective in providing assurance that information required to be disclosed by the Company in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure. There have been no changes during the fiscal quarter ended March 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Information is contained in Note 4 to the financial statements filed with this report as to the default by FPMC upon its obligations to HUD under a promissory note on which the amount of principal and interest due as of March 31, 2009 was $319,908.  Also contained in Note 4 in information regarding FPMC’s default upon its obligations to CitiMortgage, the settlement of the CitiMortgage litigation and the consent judgment in the amount of $2,500,000 entered in that litigation in favor of CitiMortgage and assigned to Mr. David Mann.  FPMC is in default of its obligations to pay the principal amount of the consent judgment and interest accrued thereon.

Item 6. Exhibits

Exhibit 3.1  Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

Exhibit 3.2  Articles of Amendment to Restated Articles of Incorporation of First Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit 3.3  Amended and Restated Bylaws of First Financial Corporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002).

Exhibit 10.1  Workout and Forebearance Agreement between First Preference Mortgage Corp. and CitiMortgage, Inc. dated August 9, 2005 (incorporated by reference to the Company’s current report on Form 8-K dated August 9, 2005).

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

Exhibit 21.1      Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2006).

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

First Financial Corporation

________________________________________________

Date May 20, 2009	/s/ David W. Mann David W. Mann
President
Duly Authorized Officer and
Principal Financial Officer

(Remainder of page purposely left blank.)